Form 10-K
period 1995-08-31
TOTH ALUMINUM CORP
filed 1996-01-10
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended:  August 31, 1995
                    Commission File Number: 0-7568

                      TOTH ALUMINUM CORPORATION
       (Exact name of registrant as specified in its charter)

            LOUISIANA                                72-0646580
          (State or other jurisdiction of         (I.R.S. Employer
Identification
  incorporation or organization)                        Number)

      Highway 18, River Road, P.O. Box 250, Vacherie, LA  70090
         (Address of principal executive offices)   (Zip code)

Registrant's telephone number, including area code: (504) 265-8181

      Securities registered pursuant to Section 12(b) of the Act:

                                 NONE
                         (Title of each class)

     Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, WITHOUT PAR VALUE
                           (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file reports), and (2) has been subject to such filing requirements for
the past 90 days: Yes  X    No

State the aggregate market value of the voting stock held by non-affiliated of the registrant as of September 30, 1995; $ 7,802,757. The aggregate market value was computed using the average between the closing bid and ask prices as reported by NASDAQ and does not take into account the fact that many of the outstanding shares of common stock are restricted and may not be freely traded.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common stock, without par value                    35,466,193
 Class                                Outstanding at Sept. 30, 1995

PART I.
Item 1.  Description of Business.

      (a) General development of business. Since inception in 1966, the Company has been engaged in the research and development of a commercial process(es) for the production of aluminum, alumina and aluminum trichloride (commonly referred to as aluminum chloride), silicon tetrachloride, titanium tetrachloride and other commercial grade byproducts by means of patented chemical and
engineering processes.   The principal raw materials used in the
Company's proprietary processes are aluminum bearing materials, such as kaolin and flint clays of which there are extensive deposits in North America and throughout the world. A variety of such clays has been tested by the Company, demonstrating the feasibility of producing commercial grades of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum from these clays. It is the Company's belief that its proprietary clay carbo-chlorination process (the "TAC Process") may be more economical, and consume less energy in the production of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum than conventional methods. A study of domestic aluminum resources commissioned by the U.S. General Accounting Office and conducted by the Massachusetts Institute of Technology in 1979, supports the Company's belief that the TAC carbo-chlorination technology when combined with the ALCOA aluminum smelting process may be economically superior to traditional routes to the production of Aluminum.

      The Company promotes it's technology through the formation of joint ventures, partnerships and other forms of affiliated entities. To date, the Company has constructed two plant facilities, through such affiliated entities, designed to employ the TAC Process. However, from inception through August 31, 1995, the Company has derived no revenue from the operations.

      In 1982, the Company, together with its joint venture partner, Indian Magsee Alloys, Pvt., Ltd. (IMA), a company organized under the laws of India, completed construction of a plant in New Delhi, India, utilizing the TAC Process (the "Indian Plant"). The plant was placed in limited operation by the joint venture entity, TACMA India Limited (TACMA), which in production test runs produced test quantities of commercial grade aluminum chloride, thus confirming, in the Company's opinion, the feasibility of the TAC Process on a limited scale. The TACMA plant was shutdown in 1984 due to insufficient capital resources, and currently there are no plans to restart the TACMA facility.

      In November 1982, the Company, as general partner, formed Armant, A Louisiana Limited Partnership (the "Armant Partnership"), which raised approximately $5,600,000 through the offering of 35 limited partnership units, to construct and operate a metal chlorides plant in Vacherie, Louisiana (the "Armant Plant") to produce aluminum chloride, silicon tetrachloride, and titanium tetrachloride from kaolin and flint clays and char utilizing the TAC Process. Charles Toth, the Chairman of the Board of the Company, is the owner of 15 of the 35 Partnership interests. Initial construction phase was completed in December 1983. The plant operated intermittently until 1988 when the plant was shutdown due to insufficient financial resources. Since that time, the Company, as general partner, has been attempting to secure funding from the U.S. Department of Energy to continue testing and restart the plant.

      The Company, which has devoted itself primarily to the research and development of the TAC Process, has incurred a net loss of approximately $54,743,029 from inception through August 31, 1995. The Company has obtained its working capital almost exclusively from the private placement of its securities, a public stock offering, a public offering of its convertible debentures and related party and non-related party debt. The Company's continued existence is dependent upon its ability to (1) generate sufficient cash flow to meet its continuing obligations on a timely basis, (2) obtain additional financing as may be required and (3) ultimately to attain successful operations. There can be no assurance that these events will ever occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      The Company was incorporated under the laws of the State of Louisiana on August 25, 1966, under the name Applied Aluminum Research Corporation which was changed to the Company's present name on August 20, 1973. The principal office of the Company is located at 2141 Toth Rd, Highway 18, River Road, P. O. Box 250, Vacherie, LA 70090, and its telephone number is (504) 265-8181, fax number is (504) 265-7795. The Company's Standard Industrial Classification Code Number is 8890.

     - Narrative description of business.

      (1)  Description of business done and intended to be done.

      The Company is engaged in the research and development of processes and methods relating to clay carbo-chlorination technology for the production of aluminum and aluminum intermediates and other valuable separable metal and chemical products. It has obtained certain chemical and engineering patents relating to that technology in the United States and many foreign countries. The principal raw materials used in the TAC Process are aluminum bearing materials, such as kaolin and flint clays of which there are extensive deposits in North America and throughout the world. Extensive deposits of kaolin and flint clay occur throughout the United States, especially in Georgia, South Carolina, Ohio, Pennsylvania and Colorado and in western Canada. Other countries which have substantial deposits of these aluminum bearing materials are England, France, Germany and India. A variety of such clays have been tested by the Company, demonstrating to the Company the feasibility of producing a commercial grade of metal chlorides from these clays. It is the Company's belief that utilization of the TAC Process may be more economical, and consume less energy in the production of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum than conventional methods currently used.

      From its formation in 1966 until 1974, the Company directed its research and development activities toward the development of alternative methods of producing aluminum, viz., from raw materials other than bauxite. Much of this work was done at the University of Vesprem in Budapest, Hungary in the period 1970 to 1974.

      In 1974, the Company shifted its research and development focus to emphasize the production of aluminum chloride, the principal intermediate product in the manufacture of aluminum from clay via the TAC Process. Laboratory and mini-plant facilities were constructed and operated in New Orleans during the period 1974 to 1978. It was during this period that the technology known today as the TAC Process was developed.

      In 1978 to 1982, the Company pursued various alternatives to commercialize it's clay carbo-chlorination technology. Then in January 1982, the Company and IMA of New Delhi, India, formed TACMA, a company organized under the laws of India, which constructed a metal chlorides plant in New Delhi, India. The Indian Plant was designed to produce aluminum chloride from bauxite and aluminum oxide dross, which is recovered as a waste product from IMA's neighboring aluminum resmelting plant. In limited production runs in October and November, 1982 and in calendar year 1984, the Indian Plant produced test quantities of crude aluminum chloride, thus establishing the feasibility of the TAC Process on a limited scale. The TACMA facility was shutdown in 1984, and as of August 31, 1987, TAC has written off it's receivables from TACMA. There are no plans to attempt to restart the TACMA plant.


      The Armant Partnership, in which the Company is a general partner, constructed a metal chlorides plant in Vacherie, Louisiana, originally designed to produce up to 54 million pounds per year of metal chloride intermediates utilizing the TAC Process. The initial construction phase of the Armant Plant was completed in December 1983, and since that time the Armant Plant has produced market grade metal chlorides including aluminum chloride and silicon tetrachloride, but has not achieved continuous commercial production of such chlorides. Production at the plant site was discontinued in 1988, by which time, Armant had conducted 57 test runs. As a result of these test runs Armant has been able to successfully produce approximately 550,000 pounds of crude aluminum trichloride and has purified approximately 220,000 pounds and sold approximately 122,000 pounds of purified aluminum chloride. In addition Armant has sold approximately 46,000 pounds of silicon tetrachloride (commonly referred to as silicon chloride). Despite the difficulties encountered, the Company has been able to make significant progress towards its goals through 1988, when Armant achieved longer sustained plant operating runs, improved process controls and reduced environmental problems. Management believes that the tests runs at Armant demonstrated the economics and feasibility of the TAC process for the production of metal chlorides.

      Since 1992, TAC has been evaluating the application of it's clay carbo-chlorination technologies to the abundant raw materials resources of western Canada. The Company acquired samples of waste materials from the extraction of bitumen from oil sands in Alberta, Canada, and testing had indicated that the materials were amenable to the Company's process technology. In subsequent inquiries and visits, the Company learned that vast reserves of low grade kaolitic and other clays are present throughout western Canada. A program was initiated in late 1993 to investigate the feasibility of using these raw materials in a western Canadian clay chlorination plant to manufacture metal chlorides (aluminum chloride, silicon tetrachloride and titanium tetrachloride).

      The Company retained Cominco Engineering Services Ltd.,
(CESL),in Calgary, Alberta, Canada as its engineering services sub-contractor in Canada and undertook presentations to Canadian industry and the Canadian federal government on a project to construct plants in the region. In response to the high degree of interest shown in the Company's proposed project in Canada, the Company, through CESL, applied to the Canadian federal government for financial assistance to evaluate western Canadian raw materials for use in carbo-chlorination. A formal proposal was submitted by CESL in the Company's behalf in December, 1993, and this was approved by the federal government in May, 1994 under a Minerals Development Agreement (MDA) to be completed by March 31, 1995. Under the terms of the MDA the Canadian government would fund C$ 306,000 of project costs with the balance to be provided by industrial participants.

      The MDA was completed in May 1995 and evaluated at least three classes of western Canadian clays and two classes of western
Canadian coke resources.  These raw material classes are:

Clay Sources:
    Clays resulting from oil sands mining and processing
    Clays resulting from coal mining and/or processing
    Clays from naturally occurring kaolitic deposits

Coke Sources:
    Cokes resulting from oil sands processing
    Cokes that are commercially available in western Canada.


    The MDA study concluded that the clays and cokes are adequate, and are available in plentiful supply to serve as feed stock for the company's process.


Development Plans

      As in the previous years, the principal goal of the Company is to commercialize its process to produce aluminum and intermediate chloride and oxide products from clay. One of the first steps in the commercialization process is the commercial production of metal chlorides. The Company is currently engaged in pursuing two options to achieve this first level of commercialization. One, the construction of commercial facilities in Canada to take advantage of abundant raw materials resources and low cost electrical power, and two, the upgrading and completion of the Armant Plant, such that it is capable of producing high-purity aluminum chloride and other intermediates on a continuous basis.

      On August 30, 1995, the Company executed a Letter of Understanding with Fluor Daniel, an engineering company located in Greenville, South Carolina, under which the company declared its intent to appoint Fluor Daniel as the Project Manager and Construction Manager of a project to construct a commercial Metal Chlorides Plant to manufacture aluminum chloride, silicon tetrachloride, titanium tetrachloride and other products from clay using the company's proprietary carbo-chlorination technology.

      Subsequently, on September 26, 1995, the company and Fluor Daniel executed a Technical Services Agreement covering the work to be performed in the first phase of the three-phased project. The initial tasks cover a pre-feasibility study to determine the basic parameters for commercial production of metal chloride chemicals from clay. This study is expected to be completed in six to eight weeks and lead to Phase 2, the preparation of the document package needed to secure financing of the project. The second phase will take up to one year after which the third phase of the project, plant design, construction and start up will be undertaken. Fluor Daniel estimates that the commercial plant can be in operation within three years.

Canada

      The western Canadian raw materials resources were found to be economically suitable for the Company's clay carbo-chlorination technology. The Company has formed a Canadian company by the name of "WestCan Chemicals, Inc." which is licensed from the Company to develop, construct, and operate a metal chlorides plant in Canada utilizing western Canadian feedstocks. Management believes that the successful manufacture of aluminum chloride, silicon tetrachloride and titanium tetrachloride in Canada will provide a substantial source of revenue to the company. Management further believes that the successful operations of a metal chlorides plant in Canada will eventually lead to the utilization of the Company's technology to produce aluminum from clay. Western Canada is in an opportune location for the furthering of the Company's technology since not only are abundant quantities of raw materials available, but also large supplies of low cost electrical power.


Armant

     The Armant Plant, which was intended to be constructed so as to operate on a continuous basis, was only capable of operating
in a "batch" mode when it was shutdown in 1988.   The plant was then
capable of producing approximately 100,000 pounds of aluminum chloride per batch. In order to operate on a continuous basis, additional equipment must be installed, including a new condenser system, several new conveyers, a revised silicon tetrachloride recovery and purification system, plus other equipment, some of which needs to be specially built, at a capital cost estimated by the Company to be up to $10,000,000 (1994). Once this equipment is installed, and with the plant operating on a continuous basis, the Company believes that the Vacherie plant's production rate of aluminum chloride and silicon chloride will increase to 1,000,000 pounds per month and 900,000 pounds per month, respectively. Operation at this level of production would clearly demonstrate the economical advantage of the TAC process over other production methods for metal chlorides.

      The plans for upgrading and bringing Armant into commercial operation are part of the Company's proposal to the United States Department of Energy (DOE) for cost shared commercialization of the clay-to-aluminum technology. The Company has submitted three such proposals to DOE under the "Steel and Aluminum Energy Conservation and Technology Competitiveness Act of 1988", Public Law No. 100-680. The Company's first two proposals were rejected by DOE for perceived inadequacies in addressing the requirements of the Act in precise accordance with federal requirements. In order to address DOE's concerns, the Company obtained the assistance of ICF Kaiser Engineers, an engineering design company with extensive experience in dealing with DOE, to revise its proposal to meet DOE requirements. In addition, the Company obtained a commitment from Alcoa to provide design and analytical assistance in the initial phase of the commercialization effort, with the option of increased participation in later phases. The revised proposal is currently being held in abeyance at DOE pending TAC's compliance with a new DOE request for additional participation by industry. TAC has requested a full merit review of the proposal and of the proposed process commercialization project without such increased industry participation. However, the DOE has thus far refused to review the proposal. The Company continues to request a full review by the U.S. Department of Energy.

      The project to commercialize TAC's proposed clay-to-aluminum process, as presented to DOE, is subdivided into three phases. The three phases are logically arranged into a sequence of progressively larger development steps. The project begins with bench scale studies, continues through the commercial scale production of metal chlorides, and leads to the works scale production of aluminum metal, as shown in the table of project phases below.

Phase I
   Execute laboratory and engineering studies to generate design data for upgrading TAC's clay chlorination pilot plant to continuous production for aluminum chloride and silicon tetrachloride.

Phase II
   Generate the detailed design of the upgraded clay chlorination pilot plant.

Phase III
   Construct, commission, start up and run the upgraded clay chlorination pilot plant in order to determine the economic feasibility of chlorinating clay as the first stage of a two-stage Clay-to-Aluminum process.

      If ultimately approved by the DOE, up to 70% of project costs could be provided from federal sources. There is no guarantee, however, of any funding of the project by any government agency. The company is also currently pursuing alternative funding avenues for its commercialization program including collateralized loans.

Additional Plans Subject to Success in Canada and/or at Armant

      In the period 1985-1987, the Company conducted research at the Aluminum Research Institute in Budapest, Hungary to produce high purity aluminum oxide from aluminum chloride produced by the TAC process. Then in 1988, the Company completed the design of a 150 ton per year oxidation pilot unit and plans to construct this facility at either the Armant plant or the Canadian plant after continuous production of aluminum chloride is achieved. The total cost of the pilot unit is estimated to be $4.5 million. Upon attaining successful operations of the pilot oxidation unit and as design data become available, the Company plans to begin design and construction of the commercial scale oxidation unit, assuming funds are available. Management currently estimates that the installed cost of the commercial scale oxidation unit will be approximately $7.5 million.

      Subsequently, once an expanded clay chlorination plant is operating profitably, the company intends to complete the commercialization of its aluminum-from-clay technology. This may involve the construction of a still larger clay chlorination facility, with dedicated electrolysis cells for smelting the aluminum chloride to aluminum, using the latest chloride smelting technology as developed by Alcoa. Although no agreement has been reached with Alcoa to acquire this technology, the Company has held extensive discussions with Alcoa who have agreed in principle to make the relevant smelting technology available to TAC. Due to the large scale of the commercialization effort the company believes that it will have to attract industrial partners in a joint venture development of this technology.

      However, even if and when the Vacherie Plant and any subsequent plants become fully operational on a continuous basis, they will be subject to all of the risk inherent in any untried process, including operational delays during "shakedown" periods, unforeseeable cost overruns, and/or the inability of the plants, for whatever unforeseeable reason, to sustain profitable commercial operations, in which event the Company would consider shut down of operations.


The TAC Process

      Currently, aluminum is produced from bauxite and alumina by the conventional Bayer and Hall processes. Metal chlorides, such as aluminum chloride, silicon chloride and titanium chloride, are made from a variety of materials by several different methods. The TAC Process is designed to produce aluminum and other metal chlorides from aluminum-bearing materials, such as kaolin or flint clays, bauxite or certain fly ash, with low grade lignite or bituminous char and coke, chlorine, and certain other materials. The Company considers all such raw materials utilized in the TAC Process to be in adequate supply and readily available from numerous sources in North America.

      In the TAC Process, wet clay is heated in a dryer until the free moisture is evaporated. The dried clay is then mixed with lignite char and a catalyst and sent to a calciner where heating drives off the remaining moisture and activates the clay. The calcined clay, together with lignite char, is fed continuously into a fluid bed chlorinator where it reacts with chlorine gas. The oxide compounds present in the clay react with chlorine and form gaseous chloride compounds. These are condensed and separated into aluminum chloride, silicon chloride and titanium chloride.
Aluminum chloride may be smelted by electrolysis to produce aluminum, or it can be oxidized to produce alumina and chlorine. Alumina is utilized as feed stock in the conventional Hall process to produce aluminum. Alternatively, the Alcoa smelting process utilizes aluminum chloride itself as feed stock for producing aluminum, thus making the oxidation of aluminum chloride unnecessary in aluminum production. It is management's belief that the TAC Process will ultimately produce aluminum and other metal intermediates at less cost, and at lower energy consumption, than conventional production methods currently used.


The Products

      The products from commercial application of TAC's technology will include aluminum metal, aluminum chloride, high performance alumina, silicon tetrachloride, titanium tetrachloride and other metal chlorides and oxides. The market for aluminum is well-known and includes structural items, automobile parts, bus and trailer bodies, food wrapping, beverage cans and many other items.

      At present, in management's belief, substantially all of the domestic annual consumption of aluminum chloride and high-purity alumina are used in applications outside the aluminum industry. Aluminum chloride is commonly used as a catalyst to make detergents, dyes, pigments and pharmaceuticals. The primary end-products of non metallurgical alumina are abrasives (corundum), catalysts, high-grade ceramics, and refractories (heat and corrosion-resistant bricks and liners for smelters, kilns and chemical reactors).

      Silicon tetrachloride is used principally as a feed stock for fumed silica, which has a number of commercial applications. Today it is used most commonly as a component in silicon rubbers and household caulking compounds, as a additive in powdered foods, and as a thickening agent in products such as paint and cosmetics. Additionally, high purity silicon tetrachloride can be a source of high purity polycrystalline silicon metal which has electrical/electronic applications in the semiconductor industry.

      A 1995 market assessment concluded that the market for aluminum chloride, silicon tetrachloride and titanium tetrachloride is sufficiently large for the Company to market the projected production of these products from a commercial metal chlorides plant.


The Armant Plant

      The Armant Partnership private placement offered 35 limited partnership units, or fractions thereof, at $160,000 per unit, payable with $100,000 cash and $60,000 made available to the partnership as a letter of credit, or at the investor's option, through the purchase of 30,000 restricted shares of the Company's common stock at $2.00 per share. The Armant Partnership offering closed in November, 1983 with 36 subscribers. Mr. Charles Toth, the Company's founder and Chairman of the Board purchased 15 of the 35 limited partnership units. The Armant Partnership raised $3.5 million in cash commitments (of which $3,459,000 has been received) and $105,000 in letters of credit. In addition, limited partnership investors purchased 982,500 shares of the Company's common stock andthe Company used the proceeds of such sale, $1,965,000, to secure financing for Armant.

      In addition, during calendar 1983, the Company raised approximately $2,688,101 in cash from private placements of approximately 917,800 shares of its common stock. The Company used approximately $2,030,000 of the cash proceeds to secure financing for Armant.

      In connection with the establishment of the Armant Plant and during November 1984, the Company loaned $3,995,000 to Armant, resulting in the Company now having a receivable from Armant in the amount of $3,995,000 bearing interest at 13.5% per annum. As of August 31, 1994, the Company had made additional cash advances to the Armant Partnership totaling in excess of $17,000,000, bearing interest at 12% per annum. The Company has also liquidated $240,000 of Armant's notes payable plus accrued interest due to a corporation controlled by a member of the Company's Board of Directors by issuing 240,000 shares of the Company's restricted common stock. As a result the Company recorded a receivable from Armant of $276,000 bearing interest at 12% per annum. The Company had additional non-interest bearing receivables from Armant totaling $141,000 which were incurred in fiscal 1984, resulting from billing under a service agreement. Subsequent to that date all costs, including general and administrative cost, incurred by the Company related to the construction and operation of the Armant Plant, have been absorbed by the Company and expensed as incurred. The delay in securing the necessary funding to restart the Armant Plant has forced the Company to write down a significant portion of its investment in Armant. This write down does not reflect the company's belief that it will secure the necessary funding to modify the Armant Plant and attain commercial production. The collectability of the receivable from and advances to Armant totaling in $4,267,350, and is dependent on Armant achieving sufficiently profitable commercial operations. As of August 31, 1995, the Company had guaranteed a principal $525,000 of Armant's bank debt plus accrued interest.

      The Vacherie, Louisiana plant site consists of approximately 104 acres located adjacent to the Mississippi River approximately an equal distance between Baton Rouge and New Orleans, Louisiana (the "Armant Site"). The Armant Site is wholly owned by Empresas Lince, S.A. (Empresas), a corporation organized under the laws of Panama, of which the late Mr. Enrique Uribe, a former director and shareholder of the Company, was a principal stockholder and officer. In August 1983, the Company and Empresas entered into an agreement whereby Empresas purchased 281,353 restricted shares of the Company's common stock at $2.00 per share for an aggregate of $562,706, and with the proceeds thereof the Company paid the balance of Empresas' mortgage note on the Armant Site in the amount of $525,000 and received a ten-year lease of the 104 acres and improvements, with the right to encumber the property as security for a bank loan the Company intended to negotiate for the Armant Partnership. On September 10, 1983, the Company paid the balance of Empresas' mortgage note and obtained a ten-year lease on the Armant Site and the right to pledge the property as security for a loan. The Company has an option to purchase the leased property at a price determined by independent appraisal at any time during the ten-year lease term. In connection with the above described transactions, two prior prepaid leases for a 25-acre portion of the Armant Site, entered into between Empresas and the Company in 1981 for an aggregate consideration of 144,000 restricted shares of common stock were canceled upon execution of the above described ten year lease. Empresas retained the 144,000 shares of common stock it had received in prepayment of the prior prepaid leases.
On August 31, 1983, the Company entered into a 63-month sublease agreement with the Armant Partnership for the 25 acres originally leased by the Company in 1981. The Company receives no consideration for the sublease and the parties have treated the sublease as a partial contribution by the Company to the Armant Partnership for the Company's interest in the Partnership. Based upon the known appraised value of the site, the Company is confident that the transactions with Mr. Uribe were equally favorable to the Company had the Company purchased or leased a site from an unaffiliated party.

      From inception in November 1982 through August 31, 1988, construction costs of the Armant Plant, were approximately $23 million. This cost substantially exceeded the Partnership's estimate by $15 million as a result of significant start-up costs incurred in attempting to achieve continuous commercial production. In the same period, the Armant Partnership realized only nominal revenue since continuous commercial production had not been achieved.

      Under the terms of the Partnership agreement, the Company has a 2% ownership interest and under a separate non-exclusive license agreement, a right to royalty payments based on positive cash flow of the Partnership. The license agreement provides for royalty payments to the Company equal to 28.6% of net positive cash flow until each limited partnership interest has received its respective investment of $160,000. Thereafter, royalty payments to the Company increase to 49% of net positive cash flow. The Company applies the equity method in accounting for its investment in the Armant Partnership.

      The Company's initial contribution to the Armant Partnership consisted of certain improvements to the Armant Site, a non-exclusive licensing agreement providing for the Partnership's use of the TAC Process for producing metal chlorides and prepaid leases, as described in this section.

TACMA

      In January 1982, the Company and Indian Magsee Alloys Pvt., Ltd. (IMA), a non-affiliated privately held company organized under the laws of India, entered into an agreement providing for, among other things, the formation of TACMA, an Indian corporation. TACMA was formed to construct a plant in New Delhi, India, designed to produce metal chlorides through the use of the TAC Process. The agreement provided for initial capital contributions by the Company and IMA of approximately $42,800 and $53,500, respectively, in exchange for 40% and 50% equity interests in TACMA. Under the laws of India, the Company, as a foreign entity, is prevented from owning a majority interest in TACMA. Accordingly, the remaining 10% of TACMA is held by an Indian national. As of August 31, 1988, the Company had also made cash advances to TACMA totaling approximately $218,600. In addition, during December 1984, the Company acquired from Empresas Lince, S.A. a receivable from TACMA of $60,000 in exchange for 60,000 shares of the Company's restricted common stock.

      On May 2, 1983, the Company and IMA assigned to a third party, an individual not otherwise affiliated with the Company, the right, exercisable until 120 days after the effective date of the registration of the underlying shares to acquire approximately 31.25% and 25% of their respective equity interests on a pro-rata basis in TACMA in exchange for the third party's payment of $200,000 directly to TACMA. A transfer of equity interest to the third party, which is subject to the prior approval of the Indian government, would reduce the Company's equity interest in TACMA to 27.5% from 40%. The Company and the third party also entered into a separate agreement on August 31, 1983, which provides that the third party may unilaterally convey to the Company its right to such equity interest in TACMA in exchange for 200,000 shares of the Company's common stock. During July 1987 the third party exercised their right granted in the separate agreement with the Company. Ownership rights to the 25% equity interest in TACMA were assigned to the Company in exchange for 200,000 shares of the Company's common stock, valued at $325,000. A transfer to the Company of this additional equity interest in TACMA, which is subject to the prior approval of the Indian government, would increase the Company's equity interest in TACMA to approximately 52.5%. Based upon the Company's decision to indefinitely postpone attempts to bring the TACMA plant to commercial production, the Company, during 1988, reversed its previously recorded investment in the TACMA facility.

      Under a service agreement between the Company and TACMA dated March 29, 1983, the Company provided technical assistance to TACMA with respect to the design, construction and operation of the Indian Plant at a cost to TACMA equal to the Company's cost for the work and services performed by the Company or subcontracted by the Company. At August 31, 1988, the Company's receivable for such work and services performed was approximately $815,000. TACMA has not recorded a corresponding payable for such costs because the approvals of the Indian government, including The Reserve Bank of India, are required before TACMA can make payment to the Company. The collectability of this receivable is further dependent on TACMA's commencing and sustaining sufficiently profitable commercial operations. Because of the continuing delays in obtaining government approval, the Company has reversed the recorded receivable from TACMA during fiscal year 1987.

      In May 1982, the Company and a non-affiliated privately held Swiss corporation entered into an agreement whereby the Swiss corporation acquired a portion of the Company's interest in TACMA's net profits as consideration for the payment of $50,000 to TACMA by the Swiss corporation. "Net profits" is defined as the excess of TACMA's revenues over expenses, excluding depreciation expense. The agreement, which has a 20-year term, provides that the Swiss corporation will receive 10% of the Company's interest in TACMA's net profits until payments to the Swiss corporation total $50,000. Thereafter, the Swiss corporation will receive 5% of the Company's interest in TACMA's net profits. Upon the occurrence of any of the following events, the Swiss corporation may require that the Company replace or supplement the Swiss corporation's interest in TACMA with a similar interest in other entities in which the Company has an interest:

(1) if the TACMA plant is destroyed, nationalized, expropriated or otherwise rendered inoperable, or if by virtue of any government regulation the Company must forfeit or sell its interest in TACMA,

(2) the profitability of the TACMA plant fails due to the completion of subsequent phases of TACMA's programs or because of competition in the world's markets from other plants in which the Company has an interest,

(3) the Company's interest in TACMA declines by fifty (50%) percent or more, or

(4)  payments equal to $50,000 have not been received within four
     (4) years of the date of the agreement.

The Swiss corporation has not received payments equal to $50,000, and in 1994 they have requested action requiring the Company to replace or supplement its interest in TACMA. During 1995 the company issued a Series "A-1" Convertible Promissory Note to the Swiss Corporation for the original $50,000 accrued interest of $98,200 for a total of $148,000.


Competition

      Competing producers of aluminum trichloride, silicon tetrachloride and titanium tetrachloride include larger, more established firms, some of which are divisions of international corporations. These firms have established markets, proven technology, and, in some cases, larger production facilities than the Company's. In addition, neither of the plants utilizing the TAC Process has yet to achieve sustained commercial production. There can be no assurance that the plants will ultimately achieve such production, or if such production is achieved, it will be at competitive costs.

Government Regulation

      The manufacture, sale and installation of equipment in chemical manufacturing facilities in the United States and abroad are subject to stringent and broad regulations by federal, state and local authorities concerning the environment, occupational safety and health. Like any chemical facility, the Armant plant is required to meet such standards on a continuing basis. It is estimated when in full operations that the annual yearly cost to operate and maintain equipment and otherwise comply with environmental, occupational safety and health regulations imposed on the Company is expected to be approximately $750,000.


Patents

      The Company currently owns approximately five (5) patents on significant aspects of the TAC Process in the United States and has applications on file to register approximately five (5) additional such patents. In addition, the Company has approximately forty
(40) foreign patents registered in countries such as England, Hungary, Venezuela and Canada, and pending applications to register approximately seventeen (17) additional patents in those and other foreign countries. Generally, patents vary in duration from ten
(10) to twenty (20) years, with some dating from date of application and others from date of issuance. For example, in European countries such as Belgium, France and Great Britain, the duration of patents is twenty (20) years from the date of filing of the patent application.

      The duration of United States patents extends for seventeen
(17) years  from the date of issuance.   Of the remaining U.S.
patents, three will still be in force after the year 2000. As in most countries, a United States patent prevents anyone from making, using or selling the patented process in the United States without a valid license.

      Once the Company has attained a source of steady funding, it intends to vigorously pursue patenting of new process improvements and designs which would be aimed at preventing others from potentially competing against the company. In addition to patent protection, the technical know how and experience the Company has attained in operating both of its investees serves as a hindrance to others who would attempt to utilize this carbo chlorination technology.


Research and Development Activities

      From inception, the Company's primary business has been research and development of the TAC Process. For the three years ended August 31, 1995, the Company has spent and depreciated an aggregate of $390,098 in continuing research and development in the United States, Canada and overseas. These expenditures are shown by year in the following table:

                         Fiscal Years Ended August 31,

                              1995      1994        1993

Research and development   $ 65,384   $153,457   $171,257

Employees

      At September 30, 1995, the Company had 5 full time employees.

      (d)  Financial information about foreign and domestic
operations and export sales.   Reference is made to Item 1(c)  (1)
"Narrative Description of Business  TACMA."

Item 2.  Properties.

      The Company believes that its current offices are sufficient to house its existing operations. See "BUSINESS-The Armant Plant; TACMA" for a description of the properties utilized by the Armant
Partnership and by TACMA, respectively.


Item 3.  Legal Proceedings.

      See Item 8 - Involvement in legal proceedings.

PART II

Item 4.  Market for Common Stock and Related Security Holder
Matters.

      The Company's common stock is traded on the Over-the-Counter market. The table below sets forth the closing high and low bid prices for the common stock. The prices shown represent prices between dealers and do not include retail mark-up, mark-down, or commission. They may not represent actual transactions.

                         Bid Price
                       Low       High
                      -----     ------
1996:
First Quarter,        3/16       5/16
Second Quarter,        1/8       9/32
Third Quarter,        5/32       11/32
Fourth Quarter,        1/8       5/16

1995:
First Quarter,        3/16       5/16
Second Quarter,       3/16       5/16
Third Quarter,        5/16       1/2
Fourth Quarter,       3/16       5/16


      As of September 30, 1995, there were approximately 12,000 shareholders of record of the Company's common stock. Not included in the number of stockholders are those whose shares are held in "nominee" or "street" name.

      The Company has never paid nor declared any dividends on its common stock. The Louisiana corporation laws permit the declaration of a dividend from a corporation's capital surplus, except if the corporation is insolvent or would be made insolvent thereby. If no surplus exists, a corporation may pay dividends from net profits from the current or the preceding fiscal year, or both, but no dividend may be declared at any time when a corporation's assets are exceeded by its liabilities (or if the payment of a dividend would result in the corporation's liabilities exceeding its assets) or at any time when the net assets are less than the aggregate amount payable on liquidation to shareholders holding preferential rights upon liquidation.

Item 5.  Selected Financial Data.

      The following selected financial data has been derived from the Company's financial statements. This selected financial data should be read in conjunction with the financial statements of the Company and notes related thereto appearing elsewhere herein. The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from its inception in 1966 through
August 31,  1995 of approximately  $54,185,899.   Although the
Company's investee (Armant) has constructed a facility that will employ the Company's patented processes, Armant has not achieved sustained commercial production, and the commercial viability of the processes has not been demonstrated. The recoverability of the Company's investment in and receivables from Armant is dependent on the applicable investee achieving sufficiently profitable commercial operations. These factors, among others, may indicate
that the Company will be unable to continue in existence.   The
financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and Notes thereto.

                                     Selected Financial Data
                                       Years Ended August 31.
                     1995           1994           1993          1992          1991
                    ------         ------         ------        ------        ------
Total
assets.........    $4,507,997    $17,381,210    $17,363,976   $17,252,634   $17,198,112

Net
loss...........   $16,157,338     $2,313,295     $2,204,346    $3,618,120    $1,234,439

Loss per
share of
common stock...          $.46           $.07           $.06         $.10           $.03


Long-term debt:
Convertible
Debenture......      $ 20,437        $20,437        $20,437       $20,437       $20,437

Long term debt:
Series "A-1"
debt...........  $ 17,248,303    $14,292,931

Total
stockholders
equity.........  $(15,743,029)      $414,309     $2,727,574    $4,931,950    $8,668,167

The significant decrease in the Total stockholders equity is directly attributed to the Company's forced write down of its investment in Armant thereby increasing its loss while it seeks funding for Armant and its Canadian Operations.


Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

      During the fiscal year ended August 31, 1995, total assets decreased to $4,507,997 from $17,381,210 at August 31, 1994 and
$17,363,976 at August 31, 1993.   The recoverability of the
Company's investment in and advances to Armant of $4,267,350 is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 2 of Notes to Financial Statements). Total liabilities, including the new Series "A-1" Convertible Promissory Note increased from $14,636,402 at August 31, 1993 to $16,966,901 at August 31, 1994 to $20,251,026
at August 31, 1995. Cash on hand increased from $573 at August 31, 1993 to $19,665 at August 31, 1994 and decreased to $5,051 at August 31, 1995.

      On December 24, 1985, the Company commenced an offering of its 10% Convertible Debentures due August 1, 1990 (the "Debentures"). The offering contemplated the sale of a maximum of $4,320,000 of Debentures, convertible, at the election of the Debenture holders, into 3,175,000 shares of common stock, no par value, of the Company. The purchase price of each Debenture was $1,000, payable in cash. No minimum offering of Debentures was established and Offerees were apprised of the fact that the proceeds of the offering would not be placed into escrow, but would be applied directly to the Company.

      The Debenture offering was closed as of May 31, 1986, resulting in net proceeds of $3,852,963 (after deducting offering costs of $467,037). As of August 31, 1991, 4,298 debentures were converted into 3,152,995 shares of the Company's common stock, resulting in an increase in common stock of $3,833,307 (net offering costs of $464,693) and a balance in debentures payable of $20,437 (net offering costs of $1,563).

      The Company, as general partner of Armant, has granted a continuing guarantee of Armant's outstanding bank debt of approximately $525,000 plus accrued interest. The cash advances from the Company to Armant for maintenance and administrative support decreased from $465,378 in FY 1993 to $230,811 in FY 1994 and increase to $330,780 in FY 1995.


Working Capital Meeting Operating Needs and Commitments

      Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through August 31, 1995, of approximately $54,185,899. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented processes, Armant has not achieved continuous commercial production, and the commercial viability of the processes has not been demonstrated. TACMA has not commenced commercial production and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant, is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.


      The Company's intention in the near-term is to focus its efforts and resources on completing raw materials evaluation project now underway in Canada and securing an investment partner(s) to construct and conduct successful commercial operations of a metal chlorides plant in Canada. It is estimated that a 50,000 ton/year commercial facility in Canada, if funded, could be constructed and started-up at a cost of $45,000,000 in two years. The Company will continue its request to the Department of Energy (DOE) for funding under the "Steel and Aluminum Energy Conservation and Technology competitiveness Act of 1988" public law No. 100-680 as a source of funding. In addition to the DOE source, the Company continues to seek other sources of funding either through a joint venture partnership or equity sales as a means for attaining the funding for the Armant plant. It is estimated that modifications to achieve continuous metal chlorides production of 10,000 tons per year at the Armant plant would cost $10,000,000, and require from inception, approximately 13-15 months to complete.

      There are currently no capital expenditures planned for Armant unless and until funding is received from the DOE or other sources. Capital expenditures in Canada will depend upon the success of the Company's fund raising efforts.

      The Company believes that metal chlorides production provides the quickest source of external funding and operating profits. The Company further believes that the remaining sources available to it are limited and that the Company's ability to continue as a going concern may be contingent upon the Company's success in negotiating funding for its Canadian operation and/or DOE funding. However, prices for both aluminum chloride and silicon tetrachloride has increased over the last several years and the Company believes that the interest in its Canadian project will be strong.

      In light of the Company's net operating loss carry-forwards of approximately $43,059,738 at August 31, 1995, management believes that none of the provisions of the Tax Reform Act of 1986 will in any respect have a material impact upon the Company's liquidity or earnings for the foreseeable future.

Results of Operations

      The Company had no operating revenues and reported net losses. The Company is considered to be a development stage enterprise; start-up activities have commenced, but the Company has received no revenue therefrom.


1995 Compared to 1994

      The net loss for the fiscal year ended August 31, 1995 was $16,157,338 compared to $2,313,295 in 1994. The increase was due
to an increase in interest expense.   Total expenses increased from
$2,082,484 in 1994 to $2,159,424 in 1995.  During the same period, promotional, general and administrative expenses increased to $424,457. During the year ended August 31, 1995, the company recognized $2,000,363 in interest expense compared to $1,805,534 in 1994. Also, during fiscal year ended August 31, 1995, the company recognized $13,997,914 loss from Armant. This significant increase in loss from Armant is attributed to the prolonged delay in obtaining the necessary funding to modify the Armant Plant and reduced the collectability of the investment and advances to Armant. Furthermore, the continued losses of Armant have reduced the Company's equity position. Armant has had no operation during this year except for routine maintenance and upkeep, and the Company recognizes the related loss.


1994 Compared to 1993

      The net loss for the fiscal year ended August 31, 1994 was $2,313,295 compared to $2,204,346 in 1993. The increase was due to an increase in interest expense. Total expenses increased from $1,728,968 in 1993 to $2,082,484 in 1994. During the same period, promotional, general and administrative expenses decreased to $121,575. During the year ended August 31, 1994, the company recognized $1,805,534 in interest expense compared to $1,316,922 in 1993. Also, during fiscal year ended August 31, 1994, the company
recognized $230,811 loss from Armant.   Armant has had no operation
during this year except for routine maintenance and upkeep, and the Company recognizes the related loss.

1993 Compared to 1992

      The net loss for the fiscal year ended August 31, 1993 was $2,204,346 compared to $3,618,120 in 1992. Total expenses decreased from $3,132,380 in 1992 to $1,738,962 in 1993 as a result the one time compensation package for the Chairman in 1992. During the same period, promotional, general and administrative expenses decreased to $250,789 from $2,114,197 in FY 1992. During the year ended August 31, 1993, the company recognized $1,316,922 in interest expense compared to $802,419 in 1992. Also, during fiscal year ended August 31, 1993, the company recognized $465,378 loss from Armant, down from a recognized loss of $485,735 in FY 1992. Armant has had no operation during this year except for routine maintenance and upkeep, and the Company recognizes the related loss.


Item 7.  Financial Statements and Supplementary Data.

      Reference is made to the Company's unaudited Financial
Statements attached.

PART III

Item 8.  Directors and Officers of the Company.

      The directors and officers of the Company and their ages are as follows:

        Name               Age        Position with the Company
      ------------        -----       ---------------------------
      Charles Toth         64         Chairman of the Board of
                                      Directors and Chief
                                      Executive Officer

      Gervase M. Chaplin   59         Sr. Vice President Technology

      Glenn A. Nesty       84         Director

      Calvin J. Laiche     65         Director

      Russell Haas         58         Director


      Charles Toth, the Company's Chairman of the Board, founded the Company in 1966. Mr. Toth served as President from 1966 to 1974, when he resigned as President and was elected Chairman of the Board of Directors.

      Gervase M. Chaplin has been with the Company since January 1976, and currently holds the position of Senior Vice President - Technology. He had previously been Manager of Process Development. Dr. Chaplin has B.S. degrees in Chemistry, Geology, and Metallurgical Engineering and holds a Ph.D. in Chemical Engineering. He had previously served as Plant Manager for Nominate Mining and as Senior Research Specialist with Exxon Production Research of Houston.

      Glenn A. Nesty, a director since 1979, was Vice President for Research at International Paper Company between 1969 and 1976, when he retired. Between 1955 and 1968 he was Vice President for Research and Development and a member of the Board of Directors of Allied Chemical Corporation. Dr. Nesty holds a Ph.D. in Organic Chemistry.

      Calvin Laiche, Attorney at Law, Member of Louisiana Bar, Civil Practice, State and Federal Attorney for Jefferson Parish, City Attorney and Magistrate for Town of Jean Lafitte, Registered Mechanical Engineer State of Louisiana, Registered Patent Attorney, former House Counsel for Kalvar Corporation and Toth Aluminum Corporation, and former Project Engineer for Shell Chemical Corporation.

      Russell F. Haas, Director, has served as bank president for two local banks, during his 36 year tenure in the industry. For the past 4 years, Haas has turned his attention to management consulting, performing work for local entrepreneurs. He brings to the board, a vast array of knowledge in the financial and management field.


Involvement in Legal Proceedings

      To the best of the Company's knowledge and belief, no director or executive officer of the Company has, during the past five years, been involved in any bankruptcy or insolvency proceedings, been convicted in a criminal proceeding (excluding traffic and other minor violations), been the subject of a pending criminal proceeding, been the subject of any order enjoining, barring, or suspending him from engaging in any business, activity, sale of any security, or association with any persons, or been found to have violated any federal or state security law. However, in August of 1985, the Board of Directors received an opinion of counsel that Charles Toth was obligated to the Company for an amount closely approximating $1,700,000, said amount representing profits derived from the purchase and sale of stock of the
corporation.   Exempt from the purview of the "short-swing profits"
rule are any securities "acquired in good faith in connection with a debt previously contracted". In reviewing Mr. Toth's extensive dealings in corporate stock between 1975 and 1984, and the extensive loans he made to the Company, sales of equipment to the Company, options to purchase stock he has received from the Company, and salary due him which was deferred or not paid, the Company believes that a part of his transactions are covered by the exception, but that profits to him, as computed under Section 16(b), amounting to as much as $1,700,000, may not have been covered by the exception to the rule. On December 1, 1987, the Company filed suit against Mr. Toth in the United States District Court, Eastern District of Louisiana, to recover from Mr. Toth any and all profits realized in violation of the provisions of Section 16 (b).

      On October 1, 1991, the Board of Directors of the Company approved a settlement agreement proposed by the company to Mr. Toth which he accepted and that settlement agreement is still before the court. Recent opinions by the SEC indicate a possible change in the interpretation of the application of Section 16-B to the facts of the above matter whereby Mr. Toth's stock sales may be exempt under the law.


Item 9.  Executive Compensation

      (a) Cash Compensation. The following table sets forth as of the fiscal year ended August 31, 1995, all remuneration paid by the Company during the last fiscal year to each officer whose aggregate cash compensation exceeded $60,000 to all officers of the Company as a group.
                                                        Other
                                                        Compensation
                                        Cash            Securities
Name of Individual                      Compensation    Properties
or NO. of Persons     Capacities in     Salaries,       Personal
in Group              which served      Fees, Bonus     Benefits
------------------    --------------    ------------    -------------
Gervase M. Chaplin    Vice President    $81,300 (1)

Charles Toth          Chairman of the   $75,000 (1)
                      Board

      (1) Due to the company's chronic cash shortage, these officers elected to accrue all of their salaries.

      (b) Other Compensation. On August 28, 1992, there was an Executive Board Committee Meeting in which Mr. Charles Toth, Chairman, received a one time compensation package from Toth Aluminum. As of August 31, 1992, Mr. Toth was owed a total of $1,735,339. This sum is composed of three figures, a) Accrued salary plus accrued interest of $489,375, b) Cash advances plus accrued interest for a total of $590,139, c) Toth Aluminum's expenses paid by Charles Toth plus accrued interest for a total of $655,825.

      The Executive Committee also awarded a one time compensation equal to 15% of the total amount loaned to Toth Aluminum which required Mr. Toth's personal endorsement and/or co-signature, to effectuate the loaning of the money or continuance of the loan until such time as Toth Aluminum has the availability of funds to pay these obligations in full. As of August 31, 1992, this compensation amount was equal to $1,140,000.

      The Executive Committee also awarded Mr. Toth a one time compensation for his loss incurred while selling his personal assets below market value, at "fire sale prices", on behalf of Toth Aluminum.

      Finally, the Executive Committee determined that the current 16(b) lawsuit against Mr. Toth, should be settled for the sum of $730,000. This amount reflects the extenuating circumstances in which Mr. Toth had to go to raise funds for the company. Furthermore, the Executive Committee believes that no additional benefits would arise out of prolonging this lawsuit. As part of this compensation package, the Executive Committee felt that Mr. Toth's continued financial support of the Company was paramount, without his financial support, Toth Aluminum would be unable to survive. Mr. Toth accepted this compensation package with the understanding that, 1) this entire compensation package of $4,075,339 is to be issued under the company's Series "A" Promissory Note, 2) the amounts represented herein are to be audited where applicable and, 3) upon shareholder approval to increase the authorized number of shares sufficient so that the Series "A" debt could be converted into TAC common stock. Subsequent to Mr. Toth's acceptance, the Board of Director approved this compensation package.

      (c) Compensation of Directors. The Company does not have a standard arrangement for compensation of directors. Except for services performed for the Company other than normal attendance at board meetings, they will be compensated at a per diem rate equal to their normal business compensation.

      (d) Termination of employment and change of control arrangement. There are no arrangements for termination of employment or change of control.


Item 10. Security Ownership of Certain Beneficial Owners and
Management.

      (a) Security ownership of certain beneficial owners. The following table sets forth certain information as of September 30, 1995, with respect to the beneficial ownership of the Company's common stock by all stockholders known by the Company to be the beneficial owners of more than 5% of its outstanding common stock, by directors who own common stock and by all officers and directors as a group:

                             Number of             Percent
     Name                    Shares Owned (1)      of Class
----------------------       ----------------      ---------
Charles Toth                 1,325,000 (2)           3.8%
Dr. Gervase M. Chaplin         140,000               *
Glenn A. Nesty                  34,000               *
Calvin J. Laiche                22,160               *
Russell Haas                    20,000(3)            *
All officers and directors
 as a group (5 persons)      1,541,160              4.3%

*Less than 1%

1) All shares are beneficially owned and the sole investment and voting power is held by the person, except as otherwise indicated.
(2) Excludes 91,570 shares originally issued and owned by Mr. Toth but for which Mr. Toth no longer holds certificates. Neither Mr. Toth's nor the Company's stock transfer records indicate a disposition of these shares. (3) The 20,000 shares listed under Mr. Haas are owned by his son.

Item 11.  Certain relationships and related transactions.

      As of August 31, 1995, Charles Toth, the Company's founder and Chairman of the Board, had loaned the Company an aggregate of $2,402,150, plus accruing interest of $490,666. The total outstanding balance is accruing interest at twelve (12.0%) percent and is payable on demand. Also see section Part III item 9, subsection (b) Other Compensation.

      See Involvement in legal proceeding - Part III, Item 8 for information regarding suits filed by the Company against two directors for alleged violation of Section 16 (b) of the Securities Act of 1934, as amended.

PART IV

Item 12. Exhibits and financial statements.

  a) Exhibits: Exhibits numbered one through eight and nine for Toth Aluminum Corporation are incorporated by reference to the Annual Report on 10-K of the Company filed for the fiscal years ended August 31, 1983 and 1985 respectively.

  1.  Amended and Restated Articles of Incorporation of the
      Registrant, dated January 31, 1972.

  2.  Amendment to Articles of Incorporation of Registrant dated
      April 24, 1973.

  3.  Amendment to Articles of Incorporation of Registrant dated
      August 20, 1973.

  4.  Amendment to Articles of Incorporation of Registrant date
      November 17, 1976.

  5.  By-Laws of Registrant dated November 22, 1976.

  6. Specimen certificate of the Registrant's Common Stock, no par value.

  7.  Specimen certificate of the Registrant's 6% Convertible
      Participating Preferred Stock.

  8.  Promotion Agreement between Registrant and Indian Magsee
      Alloy, Inc.

  9.  Stock Option Waiver Agreement dated December 4, 1985.

                           SIGNATURE


    Pursuant to the requirments of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOTH ALUMINUM CORPORATION


BY: CHARLES TOTH
    CHARLES TOTH
    CHAIRMAN OF THE BOARD OF DIRECTORS
    AND CHEIF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Actof 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Charles Toth                    Janaury 5, 1996
Charles Toth
Chairman of the Board
of Directos and Chief
Executive Officer

Charles Ernest Toth Jr.         January 5, 1996
Charles Ernest Toth Jr.
Treasurer

Glenn Nesty                     January 5, 1996
Glenn Nesty
Director

Calvin J. Laiche                January 5, 1996
Calvin J. Laiche
Director

Russell Haas                    January 5, 1996
Russell Haas
Director

                       TOTH ALUMINUM CORPORATION


                               FORM 10-K
                       ITEMS 8, 14(a)(1) AND (2)



              INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

     The following financial statements of the Registrant required to be included in Item 8 and 14(a)(1) are listed below:


Financial Statements:
   Balance Sheets..............................................
   Statements of Operations and Deficit Accumulated During
    the Development Stage......................................
   Statements of Stockholders' Equity .........................
   Statements of Cash Flows ...................................
   Notes To Financial Statements...............................

     The following financial statement schedule of the Registrant is included in Item 14(a)(2):

IV - Indebtedness of and to Related Parties - .................

     Schedules, other than the above mentioned, are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) COMBINED
BALANCE SHEETS, AUGUST 31, 1995 AND 1994              (Unaudited)

                                           1995               1994
                                          ------             ------
ASSETS

CURRENT ASSETS:
Cash ...............................    $ 5,051             $19,665
Accounts receivable:
   Officers and employees...........
   Other............................     10,787              10,787
Prepaid:
   Leases ..........................
   Other............................
Total current assets................     15,838              30,452

INVESTMENTS IN AND ADVANCES TO:
   TACMA India Limited..............
   Armant Partnership...............  4,267,350          17,041,460
Total...............................  4,267,350          17,041,460

PROPERTY, PLANT AND
   EQUIPMENT - Net..................    156,384            209,609

PREPAID LEASES .....................

PATENTS AND PATENT RIGHTS (net of
   accumulated amortization: .......     68,425             99,689

TOTAL.............................. $ 4,507,997        $17,381,210


See notes to financial statement

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) COMBINED
BALANCE SHEETS, AUGUST 31, 1995 AND 1994                (Unaudited)

                                            1995               1994
LIABILITIES                                ------             ------
CURRENT LIABILITIES:
Notes payable-related parties......   $      -          $      -
Notes payable-bank.................          -                 -
Notes payable-other ...............        300,000             -
Accounts payable:
   Trade...........................        334,375          419,924
   Officers and employees..........        108,062           41,320
Accrued salaries ..................      1,457,032        1,206,582
Accrued expenses ..................          -                 -
Accrued interest payable...........        732,817          935,707
Total current liabilities..........      2,932,286        2,603,533

DEFERRED CREDIT ...................         50,000           50,000

SERIES "A-1" Convertible
Promissory Note (CPN)1
  CPN Related Parties
     Principal.....................      6,726,150        5,617,506
     Accrued interest payable......      2,279,103        2,662,726
  CPN Other Parties
     Principal.....................      5,575,742        4,595,707
     Accrued interest payable......      2,667,308        1,416,992
     Total Series "A-1" Notes......     17,248,303       14,292,931

CONVERTIBLE DEBENTURES PAYABLE
   (net of discounts, commissions,
    and offering costs of).........        20,437           20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value;
   Authorized 36,000,000 shares;
   issued and outstanding:
   35,466,193 shares in 1995
   and 35,416,193 shares in 1994....   38,258,0961     38,258,0961
Common stock subscribed.............       20,000          20,000
Paid in capital.....................      164,774         164,774
Deficit accumulated during
  the development stage.............  (54,185,899)    (38,028,561)
Total stockholders' equity..........  (15,743,029)        414,309

TOTAL...............................  $ 4,507,997     $17,381,210


1See section 11 of the "Notes to Financial Statements"

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE FOR THE YEARS ENDED AUGUST 31, 1995, 1994, AND 1993 AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 1995 Unaudited)

                                                                      FROM
                                                                  INCEPTION TO
                    .....FOR THE YEARS ENDED AUGUST 31.........     AUGUST 31,
                           1995          1994          1993           1995
                          ------        ------        ------         ------
COSTS AND EXPENSES:
Research and
  development....         $ 65,384       $ 121,575     $ 171,257    $7,643,659
Promotional,
  general and
  administrative..         424,457         155,375       250,789    14,676,034
Interest..........       2,000,363       1,805,534     1,316,922     8,624,985
                        ----------      ----------    ----------   -----------
Total.............       2,490,204       2,082,484     1,728,968    30,914,003
                        ==========      ==========    ==========   ===========

OTHER (INCOME) EXPENSE:

Loss in Investment
  and advances to
  Armant..........      12,774,110 A

Equity in Loss
  in Armant.......         893,024         230,811       465,378    10,136,748
                       -----------      ----------    ----------   -----------
NET LOSS..........      16,157,338       2,313,295     2,204,346    54,185,899
                       ===========      ==========    ==========   ===========
DEFICIT ACCUMULATED
DURING THE
DEVELOPMENT STAGE,
BEGINNING OF
PERIOD............     $38,028,561      35,715,266    33,510,920
                       -----------      ----------   -----------

DEFICIT ACCUMULATED
DURING THE
DEVELOPMENT STAGE,
END OF PERIOD.....     $54,185,899     $38,028,561    $35,715,266  $54,185,899
                       ===========     ===========    ===========  ===========

LOSS PER COMMON SHARE        $.46           $.07           $.06
                             ====           ====           ====

A Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $12,774,110 of its investment and advances in Armant.

See notes to financial statements

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED AUGUST 31, 1995, 1994, AND 1993 AND CUMULATIVE FOR THE PERIOD FROM
INCEPTION (AUGUST 1966) TO AUGUST 31, 1995

                                 ............................FOR THE YEARS ENDED AUGUST 31...............        FROM INCEPTION
                                 ..........1995....................1994..................1993............      TO AUGUST 31, 1995

                                     SHARE      AMOUNT        SHARE       AMOUNT       SHARE      AMOUNT        SHARES     AMOUNT
PREFERRED STOCK:
Balance beginning
 of period .................         -----      $ ----        -----       $ ----        ----     $   ----         ----     $  ----
Issued for cash to
 Louisiana residents
 ($25 per share)............                                                                                    10,656     266,400
Issued to officers,
 employees and consultants
 for services (assigned
 value of $25 per share)....                                                                                     1,344      33,600
Conversion of preferred
 stock to common stock                                                                                         (11,989)   (299,725)
Redeemed for cash ..........                                                                                       (11)       (275)
                                    _____        _____        _____          ____        ____         ____      ______      ______

Balance, end of period......        - 0 -        - 0 -        - 0 -         - 0 -       - 0 -         - 0 -      - 0 -       - 0 -
                                   ======       ======       ======        ======     =======        ======    =======     =======
COMMON STOCK:
Balance, beginning
 of period..................    35,446,193   38,428,176   35,446,193   38,428,176   35,446,193   38,428,176
Issued at inception
 (August 1966) to the
 founders for patent
 rights and services........                                                                                 4,400,000      27,500
Issued for cash on
 initial offering to
 Louisiana residents........                                                                                    80,000       4,875
Issued for cash
 pursuant to offering
 under Regulation A of
 Securities Act of 1933..                                                                                      232,740     290,925
Issued for Cash.............                                                                                11,417,494  17,538,195
Issued to officers,
 employees, directors
 and consultants for
 services...................                                                                                 2,462,576   2,225,807
Issued for merchant
 banking services                                                                                               98,800     247,000
Issued for underwriting
 commissions of common
 stock sales................                                                                                    87,860     233,806
Issued for commission
 on sales of Armant
 Partnership units..........                                                                                    26,812      53,625
Issued in the acquisition
 of subsidiary..............                                                                                   500,000   1,830,000
Returned on divestiture
 of subsidiary..............                                                                                  (500,000) (1,400,000)
Issued upon divestiture
 of subsidiary..............                                                                                   131,854     482,586
Issued upon cancellation
 of indebtedness............                                                                                 4,139,731   4,936,561
Issued upon conversion
 of debenture...............                                                                                 3,222,479   3,946,307
Issued upon exercise of
 warrants and options.......                                                                                 6,253,950   6,473,943
Issued for prepaid leases...                                                                                   497,353     778,706
Issued upon conversion
 of preferred stock to
 common stock...............                                                                                 1,195,940     299,725
Issued for the
 acquisition of assets                                                                                         118,934      89,200
Issued in satisfaction
 of prepaid royalties.......                                                                                   200,000     172,760
Issued in settlement
 of litigation..............                                                                                   130,000     157,000
Common stock subject
 to rescission..............                                                                                 1,096,900   1,371,125
                                ----------   ----------   ----------   ----------   ----------   ---------- ---------- -----------
Common stock subscribed.....                                                                                                  -
                                ----------   ----------   ----------   ----------   ----------   ---------- ----------  ----------
Balance, end of period......    35,466,193   38,428,176   35,466,193   38,428,176   35,446,193   38,428,176 35,466,193  38,428,176
                                ==========   ----------   ==========   ----------   ----------   ========== ---------- ===========

See notes to financial statements.

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS EQUITY (Continued)
                                ........................FOR THE YEARS ENDED AUGUST 31....................        FROM INCEPTION
                                ..............1995..................1994..................1993...........      TO AUGUST 31, 1995
                                       SHARE      AMOUNT     SHARE      AMOUNT     SHARE      AMOUNT           SHARES      AMOUNT

COMMON STOCK WARRANTS:
Balance, beginning
 of period...................                                                                                   ---         ---
Warrants issued
 for cash....................                                                                                  727,966     72,718
Warrants exercised...........                                                                                  (26,594)    (3,577)
Warrants expired.............                                                                                 (701,372)   (69,141)
                                        _____      _____      _____      _____      _____     _____           ________    _______
Balance, end of period.......           - 0 -                 - 0 -                 - 0 -                        - 0 -
                                        =====      -----      =====      -----      =====     -----           ========    -------


PAID IN CAPITAL:
Balance, beginning
 of period...................                     164,774                164,774             164,774
In conjunction
 with financing..............                                                                                              95,000
In connection with
 acquisition of subsidiary...                                                                                             140,356
In connection with
 divestiture of subsidiary...                                                                                            (140,356)
Common stock warrants
 expired and exercised.......                                                                                              69,774
                                                 ________               ________            ________                     ________
Balance, end of period.......                     164,774                164,774             164,774                      164,774
                                                 ________               ________            ________                     ________


DEFICIT ACCUMULATED DURING
   THE DEVELOPMENT STAGE:
Balance, beginning
  of period.................                  (38,028,561)           (35,715,266)        (33,510,920)
New Loss....................                  (16,157,338)            (2,313,295)         (2,204,346)                 (54,185,899)
                                              -----------            -----------        ------------                  ------------
Balance, end of period......                  (54,185,899)           (38,028,561)        (35,715,266)                 (54,185,899)

TOTAL STOCKHOLDERS EQUITY...                  (15,743,029)               414,309           2,727,574                  (15,743,029)


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 1995, 1994,AND 1993
AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 1995

                                                                             FROM INCEPTION
                               .......FOR THE YEARS ENDED AUGUST 31......    TO AUGUST 31,
                                     1995           1994           1993            1995
                                    ------         ------         ------          ------
OPERATING ACTIVITIES

NET LOSS....................      (16,157,338)   $(2,313,295)   $(2,204,346)   $(54,185,889)

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH
 PROVIDED BY OPERATING
 ACTIVITIES:
  Depreciation and
   amortization............            53,225         23,910         22,465       1,028,691
  Amortization and write
   off of patents..........            31,264         17,514          3,870         372,393
  Amortization of
   financing costs.........                                                          95,000
  Loss on divestiture
   of subsidiaries.........                                                         912,586
  Amortization of prepaid
   leases..................                                                         302,424
  Losses from joint
    venture................           893,024        230,811        465,378       8,594,270
  Other....................                                                         111,616
  Proceeds from royalty
   prepayments.............                                                         172,760
  Prepayment of leases.....                                                         (16,104)
  Disposition of property,
   plant and equipment.....                                                          27,745

CHANGES IN OPERATING ASSETS
 AND LIABILITIES:
  Decrease (Increase)
   in accounts receivable..                                         (63,174)        (10,787)
  Decrease (Increase)in
   prepaid expenses........                                          (7,350)        (27,371)
  Increase (Decrease) in
   accounts payable........           506,586        (82,762)       312,260      10,066,964
  Increase (Decrease) in
   notes payable...........         2,088,679        703,552        276,448      17,109,985
                                  -----------      ---------      ---------      ----------
                                  (12,584,566)    $  893,022     (1,194,449)    (15,445,733)

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS - (Continued)


                                                                             FROM INCEPTION
                                  ......FOR THE YEARS ENDED AUGUST 31......  TO AUGUST 31,
                                     1995           1994           1993            1995
                                    ------         ------         ------          ------

INVESTING ACTIVITIES:
 Purchase of property,
   plant and equipment.....                                                      (1,159,046)
 Acquisition of patents....                                          (3,208)       (443,475)
 Investment of certifi-
   cates of deposit........                                                      (3,995,000)
   Cash investments in
and
   advances to TACMA.......                                                      (1,076,595)
 Cash investments in and
   advances to Armant......          (203,947)       (45,226)      (174,519)    (21,511,883)
 Write off of Investments
    and Cash advances to
    Armant.................        12,774,110                                    12,774,110
 Redemption of certifi-
   cates of deposit........                                                       3,995,000
 Proceeds from sale of
   net profit interest.....                                                          50,000
                                   ----------       --------      ---------    ------------
                                   12,570,163        (45,226)      (177,727)    (11,366,889)
                                   ----------       --------      ---------    ------------
FINANCING ACTIVITIES:
  Stock issued for cash....                                                      18,481,076
  Preferred stock issued
   for cash................                                                         266,400
  Proceeds from long
   term obligations........                                                       1,430,349
  Proceeds from warrants
   issued for cash.........
  6,236,507
  Common stock issuance
   costs...................                                                       (166,550)
  Issuance of convert-
   ible debentures.........                                                      1,913,963
  Cash received upon
   conversion of debentures
   to common stock.........                                                        112,999
  Payment of long term
   obligations.............                                                     (1,457,071)
                                   ----------       --------      ---------    ------------
                                                                                26,817,673
                                   ----------       --------      ---------    ------------



INCREASE (DECREASE) IN CASH           (14,403)        18,879            163         14,454

CASH BEGINNING OF PERIOD               19,454            575            410
                                   ----------       --------      ---------     ----------
CASH END OF PERIOD                 $    5,051      $  19,454       $    573     $    5,051
                                   ==========      =========     ==========     ==========

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31, 1995,
1994 AND 1993 AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 1995

1.  ORGANIZATION AND ACCOUNTING POLICIES

Going Concern Basis

      The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through August 31, 1995, and August 31, 1994, of $54,258,096 and $38,028,561, respectively.
Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA has been inactive and Armant has not achieved continuous commercial production. The Company has determined that the operating plant of each investee will require further modifications before commercial production can be achieved. This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA. No such activities are currently planned at TACMA.

      Expansion of the Armant plant (as discussed in Note 2) should enable it to achieve continuous production of alumina as well as metal chlorides. Management believes that the plant constructed by Armant demonstrates that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible and that continuous production capabilities should enable it to attain profitable operations. The Company plans to fund its operations through short-term borrowing secured by the personal assets of the Company's Chairman of the Board. The capital and operating needs of Armant will be raised through a commercialization program sponsored by the U.S. Department of Energy "DOE" and/or the formation of a joint venture partner with Armant. The recoverability of the Company's investments in and advances to Armant and the recoverability of the capitalized cost of Armant is dependent on the investee achieving sufficiently profitable commercial operations, as well as the Company's ability to raise the funds indicated above to provide the necessary capital and to support these operations.

      The Company has actively evaluated the raw material resources in Western Canada and is attempting to secure the necessary funding to construct a metal chlorides plant in Canada. The Company intends to fund the capital and operating needs of the Canadian operation through the formation of a joint venture with either industrial or venture partners in Canada. Management believes that a metal chlorides plant in Canada will be of a size to be commercially viable and will earn a significant profit. The metal chlorides plant being planned for Canada will have a capacity of 50,000 metric tons per year (seven times larger than the Armant plant) and will incorporate all of the process knowledge and proposed modifications resulting from the operation of the Armant facilities. Should the Company be able to successfully raise the required funds for either or both the Canadian operation and/or Armant, then the Company's existence will be assured for the next twelve months.

      The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to fund the operating and capital needs of Armant, and to obtain additional financing as may be required, and ultimately to attain successful operations. Should the Company be unable to obtain a joint venture partner(s) for either the Canadian operation or Armant, and/or funding from the DOE, it may experience significant difficulty raising funds to complete the required modifications to attain continuous production at Armant. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.


Related Party Transactions

      A significant aspect of the Company's business activities consists of transactions with related parties. The following summarizes significant assets at August 31, 1995 and 1994 arising from transactions with related parties:


                                             August 31,
                                       1995            1994

Advances to Armant (Note 2)        $ 17,245,407     $17,041,460

Less write off due to the
  Prolonged delay in
  Obtaining funding                 (12,774,110)

Prepaid leases (Note 4)
                                   ------------    ------------
  Total                             $ 4,267,350     $17,041,460
                                   ============    ============


Development Stage Enterprise

      The Company was incorporated in August 1966. Since inception, the Company's activities have consisted primarily of the development of processes for the commercial production of aluminum intermediates together with marketable byproducts.
The Company is considered to be a development stage enterprise;
start-up and pre-operating activities have commenced at the Armant facility, but the Company has received no revenues therefrom.


Property and Depreciation

      Property, plant and equipment is stated on a cost basis. Depreciation for book purposes is provided by use of the straight-line method over the estimated useful lives of the assets, which range from 4 to 20 years. Depreciation for tax purposes is provided by use of the MACRS method for the current year and ACRS method for previous years. Improvements on leased property are amortized over the lesser of the lease term or useful life of the asset. Renewals and betterments of property and equipment are capitalized and maintenance and repairs are charged to operations as incurred. Upon retirement or sale of property, the cost and accumulated depreciation are removed from the accounts and any gain or loss is recognized. Investment tax credits are accounted for using the flow-through method.


Patents

      Patent costs include legal and other costs incurred in filing for and obtaining patents; such costs are amortized using the straight-line basis over the lesser of the legal or estimated useful life of the patent.


Loss Per Common Share

      Loss per common share is computed based upon the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding for the fiscal years ended
August 31, 1995, and 1994 was 35,466,193, and 35,466,193, respectively.
The Company has options outstanding that are common stock equivalents which are not considered in the computation of loss per share since the effect would be anti-dilutive.


Common Stock Issued in Exchange for Assets Acquired or Services
Rendered

      The Company at times issues common stock in exchange for assets acquired or services rendered. The amounts recorded for assets acquired or services rendered are based on the estimated fair value of the assets or services, or if such fair value is not readily determinable, on the estimated fair value of the common stock issued. All issuances of common stock are approved by the Company's Board of Directors.


Statement of Cash Flows

      In November, 1987, the Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows". The Company adopted provisions of the statement in its 1988 financial statements and restated previously reported statements of changes in financial position for 1995, 1994 and the statement from inception to August 31, 1995.

      The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


2.  INVESTMENTS

General

      The Company has historically maintained investments in two affiliates, TACMA and Armant. The investment in TACMA was expensed during 1988. The Company applies the equity method of accounting for its investment in Armant. The collectability of the advances to and the recovery of the investment in Armant depends upon the affiliate achieving successful commercial operations.

TACMA

      In January 1982, the Company and an Indian company entered into a Promotion Agreement providing for the formation of TACMA.
TACMA was formed to construct a plant in India designed to produce metal chloride through the use of the Company's carbo-chlorination processes. The Promotion Agreement provided for an initial capital contribution by the Company of approximately $42,800 in exchange for a 40% equity interest in TACMA. During the 1983 fiscal year, the Company and TACMA's other stockholder assigned to a third party the right to a 25% equity interest in TACMA in exchange for the third party's $200,000 advance to TACMA. A transfer of equity interest to the third party, which is subject to the prior approval of the Indian government, would have reduced the Company's equity interest in TACMA to 27 1/2%. The Company and the third party also entered into a separate agreement which provided that the third party could convey to the Company its right to the 25% equity interest in TACMA in exchange for 200,000 shares of the Company's common stock. During July 1987, the Company issued 200,000 shares of its common stock valued at $325,000 in exchange for the third party's rights to the additional equity in TACMA. Under this agreement, the transfer to the Company of the additional equity interest in TACMA, which is subject to the prior approval of the Indian government, would increase the Company's equity interest in TACMA to 52 1/2%.

      As of August 31, 1984, the Company had also made cash advances to TACMA totaling approximately $218,600.  In addition, during
December 1984, the Company acquired from Empresas Lince, S.A., a receivable from TACMA of $60,000 in exchange for 60,000 shares of
the Company's restricted common stock.   The Company has also incurred
costs on TACMA's behalf which the Company considers reimbursable under the terms of its service agreement with TACMA. At August 31, 1988 and 1987, the Company's receivable for such costs billed to TACMA was approximately $815,000. TACMA has not recorded a corresponding payable for such costs because the approval of the Indian government and Reserve Bank of India is required before TACMA can make payment to the Company. The collectability of this receivable is dependent on obtaining approval of foreign authorities as well as TACMA commencing and sustaining sufficiently profitable commercial operations, for which the Company currently has no plans. During the fiscal year ended
August 31, 1987, because of the continuing delays in obtaining government approval, the Company reversed the previously recorded receivable from TACMA. During 1988, based upon the Company's decision to indefinitely postpone attempts to bring the TACMA plant to full commercial production, its previously recorded investment in the TACMA facility was also reversed.

      Reference is made to Note 6 regarding a Swiss corporation's advance to TACMA, in 1982, on the Company's behalf. The Company recorded this advance as an additional investment in and advance to TACMA. The Swiss corporation has not received payments equal to $50,000, and in 1994 they have requested action requiring the Company to replace or supplement its interest in TACMA. During 1995 the company issued a Series "A-1" Convertible Promissory Note to the Swiss Corporation for the original $50,000 plus accrued interest of $98,200 for a total of $148,000.


Armant

      The Company is general partner in a limited partnership
(Armant) formed in 1982 to construct and operate a metal chlorides plant in Vacherie, Louisiana. The plant, which through August 31, 1988, has cost approximately $22.9 million to construct, has been built on land (the Armant site) owned by Empresas Lince, S.A., (ELSA), a Central American corporation controlled by a member of the Company's Board of Directors. The Company is leasing the land from ELSA, as more fully described in Note 4.

      Under the terms of the original partnership agreement, the Company was to have a 50% ownership interest in the partnership.
In March 1983, the partnership agreement was revised to provide the Company a 2% ownership interest and under a separate license agreement, a royalty payment based on net positive cash flow of the partnership. The license agreement provides for royalty payments to the Company equal to 28.6% of net positive cash flow until each limited partnership unit has received $160,000 in cash, at which time royalty payments increase to 49% of net positive cash flow.

      The Company's capital contribution to Armant consisted of certain improvements to the property, a non-exclusive licensing agreement providing for Armant's use of the Company's carbo-chlorination processes for producing metal chlorides, and prepaid leases as described in Note 4.

      Contributions to Armant by the limited partners, on the basis of a single limited partnership unit, consisted of $25,000 in initial cash deposits, $75,000 in cash to be paid in equal monthly installments of $5,000 and either a $60,000 letter of credit or the purchase of $60,000 of the Company's restricted common stock. Armant has received subscriptions for all thirty-five limited partnership units. At
August 31, 1988, Armant had received cash contributions of approximately
$ 3,459,000. The Chairman of the Company's Board of Directors holds fifteen of the thirty-five units.

      During November 1984, the Company loaned $3,995,000 to Armant, resulting in the Company now having a receivable from Armant in the amount of $3,995,000 bearing interest at 13.5% per annum. As of August 31, 1988, the Company had made additional cash advances to the Armant Partnership totaling $17,409,000, bearing interest at 12% per annum. The Company has also liquidated $240,000 of Armant's notes payable plus accrued interest due to a corporation controlled by a member of the Company's Board of Directors by issuing
240,000 shares of the Company's restricted common stock. As a result the Company recorded a receivable from Armant of $276,000 bearing interest at 12% per annum. The Company had additional non-interest bearing receivables from Armant totaling $173,000 which were incurred in fiscal 1984, resulting from billing under a service agreement. Subsequent to that date all costs, including general and administrative cost, incurred by the Company related to the construction and operation of the Armant Plant, have been absorbed by the Company and expensed as incurred. As of August 31, 1990, the Company has guaranteed $525,000 of Armant's bank debt plus accrued interest.

      The initial phase of construction of the Armant Plant was completed in December 1983. Since that time, numerous test runs have been performed in an effort to achieve continuous commercial production of market grade metal chlorides. Subsequent to the Company's 1986 fiscal year end, Armant determined additional funding would be required to sustain successful operations. Therefore, because of unexpected construction delays and the continued lack of commercial production at Armant, the Company elected to discontinue accruing interest income on the Armant receivable and reversed, in the fourth quarter of fiscal year 1986, all interest income previously accrued which totaled $1,164,000 of which $551,000 was accrued through August 31, 1986.

      Further, Armant elected to discontinue capitalizing plant start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, which primarily resulted from expensing start-up costs, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total limited partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form ofadvances to Armant. The Company's equity in the loss of Armant for the years ended August 31, 1988 and 1987, was $2,880,165 and $2,177,562, respectively. All of the loss for 1988 and $1,999,562 in 1987 was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.

      Since the plant was shutdown in 1988 due to insufficient capital to maintain operations, the Company has been attempting to secure additional funds to enable it to modify and start-up the Armant plant. Significant effort has been devoted in the period 1988 to 1994 to securing funding from the DOE under the "Steel and Aluminum Energy Conservation and Technology Competitiveness Act of 1988".

      During fiscal year 1995, the prolonged delay in securing the necessary funding to restart the Armant Pant forced the Company to write off a significant portion of the Armant assets. Costs capitalized and deferred by Armant consisted of the following:

                                                       August 31,
                                                1995             1994
                                               ------           ------
Direct carbo-chlorination
 plant costs:

  Process equipment...............           $ 6,846,000     $ 6,946,000
  Other equipment.................                50,000          50,000
  Leasehold improvements..........               200,000         400,000
                                             -----------     -----------
                                               7,096,000       7,396,000
Self-construction and start-up costs:

  Salaries:
     Engineering .................               508,000        508,000
     Plant construction and
       operations.................             3,214,000      3,214,000
     Indirect labor and overhead..               585,000      1,093,000
                                               ---------      ---------
                                               4,307,000      4,815,000
Related costs:
     Plant operations.............                    -       1,449,000
     Direct and indirect plant
       and material costs.........                    -       1,174,000
     Technical outside services...                    -         431,000
     Other........................                    -         296,000
                                               ---------      ---------
                                                      -       3,350,000

Interest costs:
      Payable to Toth
        Aluminum Corporation......                    -       3,750,000
      Other.................................          -       1,825,000
                                               ---------      ---------
                                                      -       5,575,000
                                               ---------      ---------
                                             $11,403,000    $21,136,000


      Presented below is summarized financial information of Armant. Beginning September 1, 1986, Armant elected to discontinue capitalizing costs not directly associated with plant construction. Prior to September 1, 1986, all costs were capitalized and deferred.

                                                  August 31,
                                             1995            1994
                                            ------          ------
Assets:

    Plant and equipment...............   $11,403,000        $21,136,000
    Other.............................       945,000            945,000
                                         -----------        -----------
    Total.............................   $12,348,000        $22,081,000
                                         ===========        ===========
Liabilities and Equity:

    Notes payable - Toth Aluminum
    Corporation.......................   $ 9,625,000        $22,399,000
    Notes payable - Bank..............       525,000          1,400,000
    Payables - Toth Aluminum Corp.....    14,550,000         14,550,000
    Other payables....................       647,000            647,000

    Equity - Toth Aluminum Corporation   (12,986,000)       (17,026,000)
      - Other.........................       (13,000)           (13,000)
                                         (12,999,000)       (16,915,000)
                                        ------------       ------------
   Total..............................  $ 12,348,000       $ 22,081,000
                                        ============       ============

                                               Year Ended August 31,
                                               1995             1994
                                              ------           ------
Statement of Plant Expenses
   Direct plant costs.................   $   247,000         $   64,000
   Interest Expense...................     3,222,000          3,136,000
   Interest Expensed Prior years......
   General and administrative costs...        95,000             55,000
                                         -----------        -----------
   Net loss                              $ 3,700,000        $ 3,255,000
                                         ===========        ===========

                                                  August 31,
                                             1995              1994
                                            ------            ------
Payable to and Equity of Toth Aluminum
   Corporation

   Notes payable......................  $22,602,000        $22,399,000
   Payables...........................    8,560,000          8,560,000
   Beginning equity of the Company....   (5,560,000)        (5,560,000)
        Less:  Loss from Armant.......   (8,594,000)        (2,081,000)
         Affiliates interest
         capitalized by Armant, but
         not accrued by the Company...   (5,620,000)        (5,620,000)
        Expensed by Armant, but not
         accrued by the Company.......   (7,121,000)          (657,000)
                                        -----------       ------------
       Investment in and advances to
            Armant....................  $ 4,267,000       $ 17,041,000
                                        ===========       ============

3.  PROPERTY, PLANT AND EQUIPMENT

      At August 31, 1995 and 1994, the Company's property, plant and equipment consisted of the following:
                                               1995              1994
                                              ------            ------
  Equipment............................ $     15,325         $  15,325
  Furniture and fixtures...............       99,636            99,636
  Leasehold improvements...............      355,127           355,127
  Autos, tractors and trucks...........       39,800            39,800
                                            --------          --------
                                             509,888           509,888

   Accumulated depreciation and
    amortization.......................     (353,501)         (300,276)
                                           ---------        ----------
   Property, plant and equipment - net.    $ 156,384        $  209,609
                                           =========        ==========

4.  PREPAID LEASES

      During 1982, the Company was leasing from ELSA 16 acres of land, together with certain improvements, at the Armant site. The Company had prepaid the first four years' rent on these five year leases, which commenced June l, 1981, by issuing common stock to ELSA.

      In August 1983, the Company and ELSA agreed that ELSA would purchase 281,353 shares of the Company's common stock for $562,706, with the stipulation that the Company would repay the balance of ELSA's mortgage note on the Armant property, which was approximately equal to the funds received and would receive a ten year lease of 104 acres and improvements, together with the right to pledge the leased property as security for a bank loan. In September 1983, the Company paid the balance of ELSA's mortgage note and obtained a ten year lease on the property commencing September 1983 and the right to pledge the property as security for a bank loan. The Company has an option to purchase the leased property, at a price determined by independent appraisal, at any time during the ten year lease term. The prior five year leases were canceled upon execution of the ten year lease, and ELSA retained the common stock it had received in prepayment of the five year leases.

      Management concluded that the transactions described above were essentially a non-monetary transaction consisting of the acquisition of a ten year lease and the right to pledge the property in exchange for common stock and the cancellation of the five year leases, and should be recorded based on the fair value of the ten year lease. An independent appraisal of the ten year lease established that its fair value was between $600,000 and $700,000. Since the aggregate of the unamortized prepayment of the canceled five year leases (approximately $95,000 at August 31, 1983) and the balance (approximately $562,000) of ELSA's mortgage note paid by the Company was within the range of the ten year lease's fair value established by appraisal, management used $657,000 as the basis for recording the transactions.

      The Company has contributed to Armant a lease of 25 acres and improvements for a period of approximately five years, commencing in September 1983, and has retained for its use the remainder of the lease. Of the $657,000 aggregate discussed above, the Company allocated $138,000 to its capital contribution to Armant, and $519,000 to prepaid leases at August 31, 1983.

      During fiscal years 1985 and 1984 the Company, in its capacity as general partner, negotiated loans of approximately $2.4 million for the Armant Partnership using the property as collateral. Approximately $525,000 of these loans remained outstanding at August 31, 1995.

5.  NOTES PAYABLE

     Notes payable consisted of the following:
                                                       August 31,
                                                  1995           1994
                                                 ------         ------
     Notes payable to bank,
       collateralized(A):
         At 12% ...........................     $     -        $     -
     Demand notes payable to related
       parties, unsecured (A):
         At 12% ...........................           -              -
     Demand notes, and payable to
       other parties, unsecured (A):
         At 12%............................      2,199,469     1,667,826
                                                ----------    ----------
     Series "A-1" Convertible
        Promissory Notes
         Payable to related parties........      6,726,150     5,617,506
         Payable to others.................      5,575,742     4,595,707
                                              ============   ===========
     Total..................................  $ 14,501,361   $11,876,039

  A) Partial or full collateralized by a pledge of personal assets owned by the Company's Chairman of the Board.


     Bank borrowings and applicable interest rates were as follows:

                                          1995           1994         1993

Balance at end of period..........    $    -0-       $    -0-     $     -0-
Maximum amount outstanding........         -0-            -0-           -0-
Weighted average amount
   outstanding....................         -0-            -0-           -0-
Weighted average interest rate
   during the year................          -              -             -
Weighted average interest rate
   at year end....................          -              -             -

     The weighted average interest rate during the year was computed by dividing applicable interest expense by average bank borrowings outstanding.


6.  DEFERRED CREDIT

     In May 1982, the Company and a Swiss corporation entered into an agreement whereby the Swiss corporation obtained a portion of the Company's net profits interest in TACMA as consideration for advancing $50,000 to TACMA on behalf of the Company (see Note 2). The agreement defines net profits as the excess of revenues over expenses, excluding depreciation expense. The agreement, which has a 20-year term, provides that the Swiss corporation will receive 10% of the Company's net profits interest in TACMA until payments to the Swiss corporation total $50,000, at which point its net profits interest decreases to 5%. Upon the occurrence of certain events set forth in the agreement, the Swiss corporation may require that the Company replace or supplement the Swiss corporation's interest in TACMA with a similar interest in other entities in which the Company has an interest. Despite the fact that an event set forth in the agreement has occurred (payments to the Swiss corporation did not equal $50,000 within the four year period ended May 1986). The Swiss corporation has not received payments equal to $50,000, and in 1994 they have requested action requiring the Company to replace or supplement its interest in TACMA. During 1995 the company issued a Series "A-1" Convertible Promissory Note to the Swiss Corporation for the original $50,000 accrued interest of $98,200 for a total of $148,000.


7.  INCOME TAXES

     The Company has net tax operating loss carry-forwards available which may be used to offset future taxable income. Potential tax benefits of the loss carry-forwards have not been recognized for accounting purposes since realization of the carry-forwards is not assured. The principal differences between losses recognized for tax and book purposes are research and development expenses, which are capitalized for tax purposes and the method of calculating the Company's equity in loss of Armant. At August 31, 1995, the amounts and expiration dates of the net operating loss carry-forwards were as follows:

                                   Expires in Year
                   Ending August 31,                Amount
                   -----------------               --------

                      1995                          373,100
                      1996                          539,500
                      1997                          262,300
                      1998                          697,200
                      1999                          767,700
                      2000                          377,500
                      2001                        1,608,600
                      2002                        1,407,200
                      2003                        8,045,300
                      2004                        1,931,000
                      2005                        1,524,000
                      2006                        1,234,000
                      2007                        3,618,000
                      2008                        2,204,000
                      2009                        2,313,000
                      2010                       16,157,300
                                                -----------
                      Total                    $ 43,059,700
                                               ============

8.  STOCK OPTIONS AND WARRANTS

Stock Option Plans:

     The Company's Board of Directors has, at various dates, awarded options to individuals to purchase the Company's common stock. During fiscal year 1995 no options were exercised. The following information is furnished with respect to options and warrants outstanding.

                                            Number of Shares at
                                          August 31,    August 31,
                                             1995          1994
                                          --------      ---------
            Exercise Price

            Options:

                  $2.00-2.84               30,000        30,000
                  $4.00-5.00                5,000         5,000

            Warrants:
                                          -------       -------
            Total                          35,000        35,000
                                          =======       =======

     During 1988, the Company commenced a private offering of 1,500,000 units of its securities. Each unit consisted of one share of the Company's common stock and the right to acquire an option to purchase an additional share at a price equal to the original purchase price of the unit. As of August 31, 1988, the Company had sold 919,981 units and had issued option rights to purchase 919,981 shares with an exercise price ranging from $0.75 per share to $0.95 per share. The option is exercisable for a period of three years, commencing on the date that the Company's shareholders approve an increase in the authorized shares of the Company so as to permit the exercise of all of the options offered hereby, but in no event later than August 30, 1999. If no such authorization has been made prior to that date, options will automatically be converted into the Company's subordinated debt in a principal amount representing the difference between the closing bid price of the Company's common stock on August 30, 1999, and the exercise price of the option, bearing interest at the rate of 1% per month until paid.


9.  COMMON STOCK ISSUANCES

     On September 29, 1986, the shareholders of the Company approved an increase in the authorized common stock of the Company from 23,976,000 to 36,000,000.

     Refer to "Involvement in legal proceedings", Part III, Item 10, page 21, for additional information on certain lawsuits related to potential recoveries from alleged securities law violations.

     The table below sets forth common stock issuances from inception of the Company to August 31, 1995, and together with the nature of the consideration received, the range of per share prices, and the average per share price. The number of shares issued and per share prices have been adjusted, where applicable, for stock splits.


                                       Number of   Total Dollar   Price Per Share
                                    Shares Issued  Consideration  Range   Average
                                    -------------  -------------  -----   -------

From inception (August 1966)
  to August 31, 1971:

Issued at inception (August 1966)
 to the founders for patent
 rights and services.............    4,400,000    $   27,500     $.00625  $.00625
Issued for cash on initial
 offering to Louisiana residents.      780,000         4,875      .00625   .00625
Issued for cash pursuant to
 offering under Regulation A of
 Securities Act of 1933..........      232,740       290,925      l.25      l.25
Issued to officers, employees and
 consultants for services........      421,080         3,975      .00625-   .00944
                                                                   l.25
Issued upon conversion of
 preferred stock.................    1,163,300       290,825       .25       .25
                                   -----------    ----------
Total............................    6,997,120    $  618,100
                                   ===========    ==========

                                       Number of   Total Dollar   Price Per Share
                                    Shares Issued  Consideration  Range   Average
                                    -------------  -------------  -----   -------

From September l, 1971 to
August 31,1976:

Issued for cash (net of issuance                                  1.00-
 costs of $647,356)..............      977,813    $2,324,420      5.75     2.38
Issued to officers, employees,
 directors and consultants for                                   .9375-
 services........................       93,285       121,982      2.50     1.31
Issued for merchant banking
 services........................       98,800       247,000      2.50     2.50
Issued for underwriting commissions
 on common stock sales...........       87,860       233,806      2.66     2.66
Issued in the acquisition of a
 subsidiary......................      500,000     1,830,000      3.66     3.66
Issued upon conversion of
 preferred stock.................       31,900         7,975     .13-.50   .25
                                     ---------    ----------
Total............................    1,789,658    $4,765,183
                                     =========    ==========

                                       Number of   Total Dollar   Price Per Share
                                    Shares Issued  Consideration  Range   Average
                                    -------------  -------------  -----   -------
From September l, 1976 to
August 31, 1983:

Issued for cash...............       3,022,014    $3,899,470      $ *    $ 1.29
Issued to officers, employees,
 directors and consultants for
 services.....................       1,020,550     1,180,259        *      1.16
Returned on divestiture of
 subsidiary...................        (500,000)   (1,400,000)      2.80    2.80
Issued upon divestiture of
 subsidiary...................         131,854       482,586       3.66    3.66
Issued upon cancellation of
 indebtedness.................       2,742,915     3,391,146**       *     1.24
Issued upon conversion of
 debentures...................          69,794       113,000         *     1.62
Issued upon exercise of
 warrants.....................         534,790       551,804         *     1.03
Issued for rental prepayments
 and investment...............         497,353       778,706     1.00-2.00 1.57
Issued for the acquisition
 of assets....................         118,934        89,200        .75     .75
                                    ----------    ----------
Total.........................       7,638,204    $9,086,171
                                    ==========    ==========

*   Range of issue price per share is not available.

** Of the above, 484,824 shares were issued to the Chairman of the Board of Directors for his assumption of $550,950 of the Company's debt, and 130,000 were issued to ELSA in satisfaction of $130,000 of the Company's debt to ELSA.

                                       Number of   Total Dollar   Price Per Share
                                    Shares Issued  Consideration  Range    Average
                                    -------------  -------------  -----    -------
From September l, 1983 to
  August 31, 1985:

Issued for cash..............        1,181,800   $ 2,953,101     $1.08-3.02  $2.50
Issued to officers, employees,
 directors and consultants for
 services....................          434,343       539,091      .70-3.00    1.24
Issued upon exercise of
 options and warrants........          285,583       303,562      1.00-3.70   1.06
Issued for commissions on
 sale of Armant Partnership
 units.......................           26,812        53,625       2.00       2.00
Issued upon conversion of
 preferred stock to common
 stock.......................              740           925       1.25       1.25
Issued upon cancellation of
 indebtedness................          693,216       665,915*      .75-1.14    .96
Issued in satisfaction of
 royalty prepayments.........          200,000       172,760       .86         .86
Issued in settlement of
 litigation..................          130,000       157,000        1.21      1.21
                                     ---------     ---------
Total                                2,952,494    $4,845,979
                                     =========    ==========

                                       Number of   Total Dollar   Price Per Share
                                    Shares Issued  Consideration  Range    Average
                                    -------------  -------------  -----    -------

From September 1, 1985 to
 August 31, 1986:

Issued to officers, employees,
 directors and consultants
 for services................           96,988    $   74,023      .65-1.11  .76
Issued upon conversion of
 debentures..................        3,096,555     3,757,364      1.21       1.21
                                     ---------     ---------
Total                                3,193,543    $3,831,387
                                     =========    ==========

* Issued to ELSA in satisfaction of $665,915 of debt plus accrued interest.

                                       Number of   Total Dollar   Price Per Share
                                    Shares Issued  Consideration  Range     Average
                                    -------------  -------------  -----     -------
From September l, 1986 to
 August 31, 1987:

Issued for cash..............        4,929,000    $7,411,978      $1.25-1.88 $1.50
Issued to officers, employees,
 directors and consultants for
 services....................           57,000        66,120       1.16       1.16
Issued upon exercise of
 options and warrants........        5,433,577*    5,618,577*      1.00-1.25  1.03
Issued upon cancellation
 of indebtedness.............          703,600       879,500       1.25       1.25
Issued upon conversion of
 debentures..................           56,400        75,944       1.21-1.49  1.35
Private placements of
 common stock reclassified
 to common stock subject to
 rescission .................       (1,096,900)   (1,371,125)      1.25       1.25
Common stock subscribed......       (1,700,000)   (1,700,000)      1.00       1.00
                                   -----------    ----------
Total                                8,382,677   $10,980,994
                                   ===========   ===========

                                       Number of   Total Dollar   Price Per Share
                                    Shares Issued  Consideration  Range     Average
                                    -------------  -------------  -----     -------

From September 1, 1987
  to August 31, 1988:

Issued for cash ................      919,981        652,416      .75-.95   .71
Issued to officers, employees,
 directors and consultants for
 services.......................       80,430         68,682      .62-1.44  .85
Issued upon payment of common
 stock subscribed...............    1,700,000      1,700,000      1.00      1.00
To reclassify common stock
 subject to rescission..........    1,096,900      1,371,125      1.25      1.25
                                   ----------     ----------
Total...........................    3,797,311      3,792,223
                                   ----------     ----------
Total at August 31, 1988........   34,751,007    $37,920,037
                                   ==========    ===========

* Includes 2,468,677 options exercised by Charles Toth, the Company's Chairman; 998,667 options exercised by Enrique Uribe, a member of the Company's Board of Directors or through Empresas Lince, S.A., a company controlled by Mr. Uribe and; 225,000 options exercised by James M. Gibbs, a member of the Company's Board of Directors.

                                       Number of   Total Dollar   Price Per Share
                                    Shares Issued  Consideration  Range     Average
                                    -------------  -------------  -----     -------
From September 1, 1988
  to August 31, 1989:

Issued for cash ................      466,286        349,714       .75       .75
Issued to officers, employees,
 directors and consultants for
 services.......................      118,900         89,175       .75       .75
Issued upon payment of common
 stock subscribed...............       40,000         20,000       .50       .50
Total...........................      625,186        405,984
                                  -----------     ----------
Total at August 31, 1989........   35,376,193    $38,376,926
                                  ===========    ===========


                                       Number of   Total Dollar   Price Per Share
                                    Shares Issued  Consideration  Range     Average
                                    -------------  -------------  -----     -------


From September 1, 1989
  to August 31, 1990:

Issued for cash ................
Issued to officers, employees,
 directors and consultants for
 services.......................       40,000         20,000       .50       .50
Issued upon payment of common
 stock subscribed...............
Total...........................       40,000         20,000
                                   ----------     ----------
Total at August 31, 1990........   35,416,193    $38,396,926
                                   ==========    ===========

                                       Number of   Total Dollar   Price Per Share
                                    Shares Issued  Consideration  Range     Average
                                    -------------  -------------  -----     -------

From September 1, 1990
  to August 31, 1991:

Issued for cash ................

Issued to officers, employees,
 directors and consultants for
 services.......................
Issued upon payment of common
 stock subscribed...............

Total...........................
                                  -----------   ------------
Total at August 31, 1991........   35,416,193    $38,396,926
                                  ===========   ============

                                       Number of   Total Dollar   Price Per Share
                                    Shares Issued  Consideration  Range     Average
                                    -------------  -------------  -----     -------
From September 1, 1991
  to August 31, 1992:


Issued for cash ................       50,000         31,250      .50-.75    .63
Issued to officers, employees,
 directors and consultants for
 services.......................
Issued upon payment of common
 stock subscribed...............

Total...........................       50,000         31,250
                                   ----------    -----------
Total at August 31, 1992........   35,466,193    $38,428,176
                                   ==========    ===========

                                       Number of   Total Dollar   Price Per Share
                                    Shares Issued  Consideration  Range     Average
                                    -------------  -------------  -----     -------
From September 1, 1992
  to August 31, 1995:

Issued for cash................

Issued to officers, employees,
 directors and consultants for
 services......................
Issued upon payment of common
 stock subscribed..............

Total
                                   -----------    ------------
Total at August 31, 1995           $35,466,193     $38,428,176
                                   ===========    ============

10. CONVERTIBLE DEBENTURES

      On December 24, 1985, the Company commenced an offering of its 10% Convertible Debentures due August 1, 1990 (the "Debentures").
The offering contemplated the sale of a maximum of $4,320,000 of Debentures, convertible, at the election of the Debenture holders into 3,175,000 shares of common stock, no par value, of the Company. The purchase price of each Debenture was $1,000 payable in cash. No minimum offering of Debentures was established and Offerees were apprised of the fact that the proceeds of the offering would not be placed into escrow, but would be applied directly to the Company.

      The Debenture offering was closed as of May 31, 1986, resulting in net proceeds of $3,852,963 after deducting offering costs of $467,037. As of August 31, 1988, 4,298 debentures were converted into 3,152,955 shares of the Company's common stock, resulting in an increase in common stock of $3,833,307 (net of offering costs of $464,693) and a balance in debentures payable of $20,437 (net of offering costs of $1,563).

      The Board of Directors of the Company learned that not all of the Debentures were sold for cash. Instead, of the maximum offering of $4,320,000, $2,014,137 of Debentures were purchased in exchange for the cancellation of pre-existing debt which the Company owed to these purchasers. Of the $2,014,137 of Debentures sold in exchange for cancellation of indebtedness, $1,957,137 or 97% were sold to or through directors, officers or affiliates of the Company.

      As a result of the sale of Debentures for consideration other than cash, the proceeds of the Debenture offering were not directly applied in the manner that the Company intended, or as the Company would have applied the proceeds had the Debentures been sold entirely for cash. The Debenture offering contemplated that net proceeds (after deduction of sales commissions and offering costs) of $3,842,000 would be applied approximately $2,882,000 toward a loan to the Armant Partnership (a Louisiana Partnership of which the Company is the General Partner) for the repayment of the Partnership's loans, capital expenditures, and working capital and development expenses. Instead, the net proceeds of the Debenture offering were directly applied as follows: (I) $1,939,000 toward the retirement of debt, of which $1,045,000 was to retire the Company's debt and the balance was to retire Armant's debt and (ii) $1,902,000 was loaned to the Partnership for its working capital and for capital expenditures.

      This discrepancy is the result of the considerable delay which was experienced in bringing the Debenture sale effective. As a result, the Company, wishing to continue the operations of the Armant facility, and to continue the Company's research activities, borrowed funds from directors, affiliates and outside lenders, relying on the guarantee of certain directors and affiliates for Armant and corporate purposes. When the Debenture offering became effective, the proceeds of the offering were used substantially to retire this debt. Consequently, the Company believes that the net proceeds of the Debenture offering were applied, albeit indirectly, in the manner contemplated by the Debenture offering.

      However, if it were subsequently determined that this variance in the terms of the offering would require the Company to make an offer of rescission of the debenture offering, the Company has made no provision in the financial statements for such an offering. To date, there have been no claims against the Company with respect to this issue and the Company is not aware that any such claims are planned or contemplated. Because of the complex nature of securities law, legal counsel has not formed an opinion on whether there is any potential or actual liability to the Company.

11. SERIES "A-1" CONVERTIBLE PROMISSORY NOTE

      In May of 1994, the Company elected to convert the majority of its indebtedness into shareholder equity. At that time there existed a Convertible Promissory Note, which provided for the existing indebtedness to be converted into stock based upon the conversion price of $.50 per share plus a warrant to purchase an additional equal number of shares at $.75 per share. The new Series "A-1" Convertible Promissory Note's conversion price remains the same at $.50 per shares, with a warrant to purchase an additional equal number of shares, however, the price has changed and is now at $.30 cents per share. There are several limitations, primarily, the Company does not have sufficient shares of Common Stock authorized to permit conversion of the Series "A-1" Notes. Accordingly, the Notes is not convertible into Common Stock, until such time as there has been an amendment to the Articles of Incorporation of the Company, approved by its shareholders, increasing the number of authorized shares of Common Stock to an amount sufficient to cover the number of shares subject to conversion under the Series "A-1" Notes.

      If as intended the holders of the Series "A-1" Convertible Promissory Note were to convert today, this conversion would enhance the Stockholder's Equity section by increasing the Common Stock by $17,248,303, thereby increasing the Common Stock to 69,962,799, eliminating the same dollar value from the Company's liability. Management believes that of the total outstanding debt, more than 90% will eventually convert their debt into shareholder equity. Of the 10% who will not convert are companies or individuals which can not accept payment of the company's equity, such as lawyers and auditors.

      If at the next regular shareholders meeting the Company has failed to amend its Articles of Incorporation to authorize the issuance of additional shares of Common Stock, the Note holder shall have the right and option to tender the Series "A-1" Note to the Company to be exchanged for a new non-convertible promissory note payable on demand in cash in a principle amount equal to the greater of the principal amount and interest due under this Note, or the product of the total number of shares of Common Stock into which the Note is convertible multiplied by the average of the mean bid and ask prices of the Company's Common Stock at the close of business over the ten business days immediately preceding the date of tendering of this Note.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
Schedule IV - Indebtedness of and too Related Parties - Not Current

COL. A                COL. B             COL. C             COL. D           COL.E
                      ----------------------Indebtedness of------------------------

Name of               Balance at                                            Balance
Related Party         Beginning          Additions          Deductions          at
End

For the fiscal years
ended August 31,

1995
Armant                $ 38,562,246       $      -         $ 12,774,110A   $ 25,788,136
TACMA*                $       -          $      -         $       -       $       -

1994
Armant                $ 34,999,756       $ 3,565,490      $       -       $ 38,562,246
TACMA*                $       -          $      -         $       -       $       -

1993
Armant                $ 31,524,726       $ 3,475,030      $       -       $ 34,999,756
TACMA*                $       -          $      -         $       -       $       -

A Due to the continued delay in obtaining the necessary funding the company Wrote off this amount.

* Due to continued delay in obtaining government approval, the receivable from TACMA was reversed during the fiscal year ended August 31, 1987.


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

Schedule IV - Indebtedness of and to Related Parties - Not Current
(Continued)
                     Col. F             Col. G              Col. H           Col. I
                   ------------------------Indebtedness to---------------------------
Name of             Balance at                                               Balance
Related Party       Beginning           Additions          Deductions         at End

For the fiscal years
ended August 31,

1995

Armant                $   -                    -                  -               -
TACMA                 $   -                    -                  -               -

1994

Armant                $   -                    -                  -               -
TACMA                 $   -                    -                  -               -

1993

Armant                $   -                    -                  -               -
TACMA                 $   -                    -                  -               -

