Form 10-Q
period 1995-11-30
TOTH ALUMINUM CORP
filed 1996-01-17
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended:  November 30, 1995
                  Commission File Number: 0-7568

                    TOTH ALUMINUM CORPORATION
      (Exact name of registrant as specified in its charter)

               LOUISIANA                      72-0646580
(State or other jurisdiction of         (I.R.S. Employer Identification
  incorporation or organization)                  Number)

    Highway 18,--River Road, P.O. Box 250, Vacherie, LA 70090
      (Address of principal executive offices)   (Zip code)

Registrant's telephone number, including area code:(504) 265-8181

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common stock, without par value                         35,466,193
              Class                      Outstanding at November 30,1995

                     TOTH ALUMINUM CORPORATION
                        INDEX TO FORM 10-Q

             For the Quarter Ended November 30, 1995

                                                                        Page

Part I

       Financial Information (Unaudited)

       Balance Sheets - November 30, 1995
       and August 31, 1995 .........................................

       Statements of Operations - Three Months
       Ended November 30, 1995 and 1994 ............................

       Statements of Cash Flows - Three Months
       Ended November 30, 1995 and 1994 ............................

       Notes to Financial Statements ...............................

       Management's Discussion and Analysis
       of the Financial Conditions and Results
       of Operations ...............................................


Part II

       Other Information ...........................................

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS  (Unaudited)
                                               November 30,      August 31,
                                                   1995             1995
                                                  ------          -------
ASSETS
CURRENT ASSETS:
Cash ....................................         $ 2,773        $ 5,051
Accounts receivable:
   Other..................................         10,787         10,787
Prepaid:
   Leases ................................                            -              -
   Other..................................
Total current assets........................                      13,560         15,838
INVESTMENTS IN AND ADVANCES TO:
   Armant Partnership....................       4,273,950      4,267,350

PROPERTY, PLANT AND EQUIPMENT - Net.......        143,078   156,384

PREPAID LEASES ...........................             -              -

PATENTS AND PATENT RIGHTS (net of
   accumulated amortization: ...........           60,609         68,425
                                               ----------      ---------

TOTAL.....................................    $ 4,491,197    $ 4,507,997

                                              November 30,      August 31,
                                                  1995            1995
                                                --------        --------
LIABILITIES

CURRENT LIABILITIES:
 Notes payable-related parties.............       $    -              -
 Notes payable-bank.....................               -              -
 Notes payable-other .......................      300,000        300,000
  Accounts payable:
   Trade...................................       337,841        334,375
   Officers and employees..................       126,384        108,062
   Accrued salaries ....................        1,511,094      1,457,032
   Accrued expenses .......................        14,350             -
   Accrued interest payable................       782,633        732,817
 Total current liabilities..................    3,072,302      2,932,286



DEFERRED CREDIT ..........................         50,000         50,000

Series "A-1" Convertible Promissory Note1 (CPN)
 CPN Related Parties
     Principal...........................       6,943,385      6,726,150
     Accrued interest payable............       2,480,887      2,279,103
 CPN Other Parties
     Principal...........................       5,634,782      5,575,742
     Accrued interest payable............       2,834,580      2,667,308
     Total Series "A-1" Notes............      17,893,634     17,248,303


CONVERTIBLE DEBENTURES PAYABLE
   (net of discounts, commissions,
    and offering costs of:................         20,437         20,437



STOCKHOLDERS' EQUITY:
Common stock - no par value................   38,258,0961    38,258,0961
Common stock warrants......................
Common stock subscribed....................        20,000         20,000
Paid in capital............................       164,774        164,774
Deficit accumulated during the development
stage......................................  (54,988,046)   (54,185,899)

Total stockholders' equity.................  (16,545,176)   (15,743,029)

                                             ------------   -----------

TOTAL......................................   $ 4,491,197    $ 4,507,997

1 See Section 11, "Notes to Financial Statements" of the August 31, 1995 10-K.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE
FOR THE QUARTER ENDED NOVEMBER 30, 1995  (Unaudited)

                                                  Three Months Ended                From Inception
                                                      November 30                   To November 30,
                                            1995                   1994                  1995
                                          --------               --------              --------
COSTS AND EXPENSES:
   Research and
      Development.................       $ 12,841                 $ 5,364              $ 7,656,500
   Promotional,
      general and
      administrative..............        127,384                   6,237               14,772,743
   Interest.......................        472,172                 264,470                9,458,195
   Total..........................    $   612,397               $ 276,071               31,887,438

OTHER (INCOME) EXPENSE:

   Loss in Investment and Advances
      To Armant...................                                                      12,774,110
   Equity in
      loss of Armant..............        189,750                  94,125               10,326,498

NET LOSS............ .............    $   802,147               $ 558,799               54,988,046


LOSS PER
   COMMON SHARE...................         $  .02               $  .01


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOW
                                      Three Months Ended        From Inception
                                          November 30,          To November 30,
                                        1994         1993              1994
                                      --------     --------          --------
OPERATING ACTIVITIES
NET LOSS.........................     $(802,147)   $(370,196)     ($ 54,988,046)

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:

 Depreciation and
   amortization.................         13,306        2,895          1,041,997
 Amortization and write
   off of patents...............          7,816        8,221            380,209
 Amortization of prepaid
   leases.......................              -           -             302,424
 Amortization of financing
   Cost.........................                                         95,000
 Loss on divesture of
   Subsidiaries                                                         912,586
 Loss from joint venture........        189,750       94,125          8,784,020
 Other..........................                                        111,616
 Proceeds from royalty
   Prepayments..................                                        172,760
 Prepayment of Leases...........                                        (16,104)
 Disposition of property,
   Plant, and equipment.........                                         27,745

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable.................                                         (10,787)
  Decrease (Increase) in
    Prepaid expenses...........                                         (27,371)
  Increase in accounts payable
    and accrued expenses.......          86,734      197,598         10,153,698
  Increase (decrease) in notes
    notes payable..............         508,863      108,575         17,618,848
                                          4,322       41,218      ($ 15,441,405)

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
                                         Three Months Ended        From Inception
                                             November 30,          To November 30,
                                        1995          1994              1995
                                      --------      --------          --------
INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment................            -       ( 9,874)      ($ 1,159,046)
  Acquisition of patents.........                                      (443,475)
  Investment of Certificates
    of Deposit...................                                    (3,995,000)
  Cash investment in and
    Advances to TACMA............                                    (1,076,595)
  Write off of Investments
    And Cash Advances to Armant..                                    12,774,110
  Cash investments in and
    advances to Armant...........        (6,600)     (34,425)       (21,518,489)
  Redemption of Certificates
    of Deposit...................                                     3,995,000
  Proceeds from sale of net
    Profit interest..............                                   $    50,000
                                         (6,600)     (44,299)      ($11,373,495)

FINANCING ACTIVITIES:

  Stock issued or subscribed
    For cash....................                                     18,481,076
  Preferred stock issued
    For cash....................                                        266,400
  Proceeds from long term
    Obligations.................                                      1,430,349
  Proceeds from warrants
    Issued for cash.............                                      6,236,507
  Common stock issuance
    cost........................                                       (166,550)
  Issuance of convertible
    Debentures..................                                      1,913,963
  Cash received upon
    Conversion of debentures
    To common stock.............                                        112,999
  Payment of long term
    Obligations.................                                     (1,457,071)
                                     -                           -   26,817,673

INCREASE (DECREASE) IN CASH              (2,278)      (3,081)             2,773
CASH BEGINNING OF PERIOD                  5,051       19,665
CASH END OF PERIOD                        2,773       16,584              2,773

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of November 30, 1995, and the results of its operations and changes in financial position for the three months then ended.

       The accounting policies followed by the Company are set forth in
Note 1 to the Company's financial statements in Form 10-K, dated
August 31, 1995.

2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through November 30, 1995, and August 31, 1995, of $54,988,046 and $54,185,899, respectively. Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA has been inactive and Armant has not achieved continuous commercial production. The Company has determined that the operating plant of each investee will require further modifications before commercial production can be achieved. This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA. No such activities are currently planned at TACMA.

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

3. The Company has historically maintained investments in two affiliates, TACMA and Armant. The investment in TACMA was expensed during 1988. The Company applies the equity method of accounting for its investment in Armant. The collectibility of the advances to and the recovery of the investment in Armant depends upon the affiliate achieving successful commercial operations.

Armant

       The Company is general partner in a limited partnership (Armant) formed in 1982 to construct and operate a metal chlorides plant in Vacherie, Louisiana. The plant, which through August 31, 1989, has cost approximately $23 million to construct, has been built on land (the Armant site) owned by Empresas Lince, S.A., (ELSA), a Central American corporation controlled by a former member of the Company's Board of Directors.

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

       Contributions to Armant by the limited partners, on the basis of a single limited partnership unit, consisted of $25,000 in initial cash deposits, $75,000 in cash to be paid in equal monthly installments of $5,000 and either a $60,000 letter of credit or the purchase of $60,000 of the Company's restricted common stock. Armant has received subscriptions for all thirty-five limited partnership units. At August 31, 1984, Armant had received cash contributions of approximately $3,459,000. The Chairman of the Company's Board of Directors holds fifteen of the thirty-five units.

       During November 1984, the Company loaned $3,995,000 to Armant, resulting in the Company now having a receivable from Armant in the amount of $3,995,000 bearing interest at 13.5% per annum. As of August 31, 1989 the Company had made additional cash advances to the Armant Partnership totaling $17,409,000, bearing interest at 12% per annum. The Company has also liquidated $240,000 of Armant's notes payable plus accrued interest due to a corporation controlled by a member of the Company's Board of Directors by issuing 240,000 shares of the Company's restricted common stock. As a result the Company recorded a receivable from Armant of $276,000 bearing interest at 12% per annum. The Company had additional non-interest bearing receivables from Armant totaling $173,000 which were incurred in fiscal 1984, resulting from billing under a service agreement. Subsequent to that date all costs, including general and administrative cost, incurred by the Company related to the construction and operation of the Armant Plant, have been absorbed by the Company and expensed as incurred. As of August 31, 1995, the Company has guaranteed nearly $525,000 of Armant's bank debt plus accrued interest.

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

       Further, Armant elected to discontinue capitalizing plant start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, which primarily resulted from expensing start-up costs, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total limited partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant.

       Since the plant was shutdown in 1988 due to insufficient capital to maintain operations, the Company has been attempting to secure additional funds to enable it to modify and start-up the Armant plant. Significant effort has been devoted in the period 1988 to 1995 to securing funding from the DOE under the "Steel and Aluminum Energy Conservation and Technology Competitiveness Act of 1988".

Costs Capitalized and deferred by Armant consisted of the following:



                                               November 30        August 31
                                                    1995           1995

Direct carbo-chlorination plant costs:

   Process equipment.......................     $ 6,450,000    $ 6,846,000
   Other equipment.........................          50,000         50,000
   Leasehold improvements..................         100,000        200,000
                                                  6,600,000      7,096,000

Self-construction and start-up costs:
   Salaries
       Engineering........................          508,000        508,000
       Plant construction and operations..        3,214,000      3,214,000
       Indirect labor and overhead........          585,000        585,000
                                                  4,307,000      4,307,000


Related costs:
   Plant operations........................              -              -
   Direct and indirect plant and
   material costs..........................              -              -
   Technical outside services..............              -              -
   Other...................................              -              -
                                                         -              -


Interest costs:
   Payable to Toth Aluminum Corporation....              -              -
   Other...................................              -              -
                                                         -              -

                                                $10,907,000    $11,403,000


Presented below is summarized financial information of Armant. Beginning September 1, 1986, Armant elected to discontinue capitalizing costs not directly associated with plant construction. Further, Armant elected to discontinue capitalizing interest costs in 1988 and reversed all interest costs that had been capitalized in 1988. Prior to September 1, 1986, all costs were capitalized and deferred.

                                            November 30,    August 31,
                                               1995            1995

Assets:
   Plant and equipment...................   $10,907,000    $11,403,000
   Other.................................       945,000        945,000
               Total....................    $11,852,000    $12,348,000

Liabilities and Equity
   Notes payable - Toth Aluminum
     Corporation.........................    $ 9,631,000    $ 9,625,000
   Notes payable - Banks.................        525,000        525,000
   Payables - Toth Aluminum Corporation..     14,584,000     14,550,000
   Other payables........................        649,000        647,000

   Equity - Toth Aluminum Corporation....    (13,524,000)   (12,986,000)
          - Others.......................        (13,000)       (13,000)
                                             (13,537,000)   (12,999,000)

                Total.....................   $11,852,000    $12,348,000

                                                    Three Months Ended
                                                        November 30,
                                                   1995          1994
Statement of Plant Expenses

   Direct plant costs....................    $     6,000    $    10,000
   General and administrative costs......         14,000         27,000
   Interest Expense......................        128,000        727,000
   Net Loss..............................     $  148,000    $   764,000


                                             November 30,     August 31,
                                                 1995           1995
Payable to and Equity of Toth Aluminum
 Corporation:

   Notes payable.........................    $22,608,000    $22,602,000
   Payables..............................      8,560,000      8,560,000
   Beginning equity of the Company.......     (5,560,000)    (5,560,000)
   Less: Loss from Armant................     (8,784,000)    (8,594,000)
       Capitalized by Armant, but
          not accrued by the Company.....     (5,620,000)    (5,620,000)

   Expensed by Armant but not accrued
      By the Company.....................    (6,930,000)    (7,121,000)
   Investment in and advances to
     Armant..............................    $ 4,274,000    $ 4,267,000


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

   As of August 31, 1984, the Company had also made cash advances to
TACMA totaling approximately $218,600.  In addition, during December
1984, the Company acquired from Empresas Lince, S.A., a receivable from TACMA of $60,000 In exchange for 60,000 shares of the Company's restricted
common stock.   The Company has also incurred costs on TACMA's behalf which the Company considers reimbursable under the terms of its service agreement with TACMA. At August 31, 1989 and 1988, the Company's receivable for such costs billed to TACMA was approximately $815,000. TACMA has not recorded a corresponding payable for such costs because the approval of the Indian government and Reserve Bank of India is required before TACMA can make payment to the Company. The collectibility of this receivable is dependent on obtaining approval of foreign authorities as well as TACMA commencing and sustaining sufficiently profitable commercial operations, for which the Company currently has no plans. During the fiscal year ended August 31, 1987, because of the continuing delays in obtaining government approval, the Company reversed the previously recorded receivable from TACMA.
During 1988, based upon the Company's decision to indefinitely postpone attempts to bring the TACMA plant to full commercial production, its previously recorded investment in the TACMA facility was also reversed.

   Reference is made to Note 6 regarding a Swiss corporation's advance to TACMA, in 1982, on the Company's behalf. The Company recorded this advance as an additional investment in and advance to TACMA. The Swiss Corporation has not received payments equal to $50,000, and in 1994 they have requested action requiring the Company to replace or supplement its interest in TACMA. During 1995 the company issued a Series "A-1" Convertible Promissory Note to the Swiss Corporation for the original $50,000.00 plus accrued interest of $98,200 for a total of $148,000.



4.  NOTES PAYABLE

   Notes payable consisted of the following:

                                            November 30,     August 31,
                                               1995            1995
   Notes payable to bank,
     collateralized (A):                            -              -

   Demand notes payable to related
     parties, unsecured (A):
       At 12% ...........................    1,651,826       1,565,094

     Demand notes payable to other parties,
       unsecured (A):
       At 12%............................      637,841         634,375

   Series "A-1" Convertible Promissory Notes
       Payable to related parties            6,943,385       6,726,150
       Payable to others                     5,634,782       5,575,742



          Total..........................  $11,984,614     $11,876,039

   A) Collateralized by a pledge of personal assets owned by the Company's Chairman of the Board.

5. During 1988, the Company commenced a private offering of 1,500,000 units of its securities. Each unit consisted of one share of the Company's common stock and the right to acquire an option to purchase an additional share at a price equal to the original purchase price of the unit. As of November 30, 1988, the Company had sold 1,292,367 units and had issued option rights to purchase 1,292,367 shares with an exercise price ranging from $0.75 per share to $0.95 per share. Of the 1,292,367 units sold, during September 1988 27,386 units were issued in satisfaction of $20,539 of lease payments. The option is exercisable for a period of three years, commencing on the date that the Company's shareholders approve an increase in the authorized shares of the Company so as to permit the exercise of all of the options offered hereby, but in no event later than August 30, 1995. If no such authorization has been made prior to that date, options will automatically be converted into the Company's subordinated debt in a principal amount representing the difference between the closing bid price of the Company's common stock on August 30, 1995, and the exercise price of the option, bearing interest at the rate of 1% per month until paid.

6. The financial statements are summarized and reference is made to the "NOTES TO FINANCIAL STATEMENTS" included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1994, as filed with the Securities and Exchange Commission.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

   During the quarter ended November 30, 1995, total assets decreased from 4,507,997 to $4,491,197, and current assets decreased from $15,838 to $13,560.
While advances to Armant increased by $6,600 during the quarter, the investment in Armant was decreased by $189,750 from recognition of the Company's equity in loss of Armant. The recoverability of the Company's investment in and advances to Armant of $4,273,950 is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 3 of Notes to Financial Statements).

   Current liabilities, increased from $2,932,286 to $3,072,302 during the same period. During the same period, accrued salaries increased by $54,062 and accrued interest increased by $49,816.

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

   The Debenture offering was closed as of May 31, 1986, resulting in net proceeds of $3,852,963 (after deducting offering costs of $467,037). As of November 30, 1988, 4,298 debentures were converted into 3,152,995 shares of the Company's common stock, resulting in an increase in common stock of $3,833,307 (net offering costs of $464,693) and a balance in debentures payable of $20,437 (net offering costs of $1,563).

   The Board of Directors of the Company learned that not all of the Debentures were sold for cash. Instead of the maximum offering of $4,320,000, $2,014,137 of Debentures were purchased in exchange for the cancellation of pre-existing debt which the Company owed to these purchasers. Of the $2,014,137 of Debentures sold in exchange for the cancellation of indebtedness, $1,957,137 or 97%, was sold to or through directors, officers or affiliates of the Company.

   As a result of the sale of Debentures for consideration other than cash, the proceeds of the Debenture offering were not directly applied in the manner that the Company intended, or as the Company would have applied the proceeds had the Debentures been sold entirely for cash. The Debenture offering contemplated that net proceeds (after deduction of sales commissions and offering costs) of $3,842,000 would be applied approximately $2,882,000 toward a loan to the Armant Partnership (A Louisiana Partnership of which the Company is the General Partner) for the repayment of the partnership's loan, capital expenditures, and working capital, with the balance of $960,000 for the Company's working capital and development expenses. Instead, the net proceeds of the Debenture offering were directly applied as follows: (I) $1,939,000 toward the retirement of debt, of which $1,045,000 was to retire the Company's debt and the balance of which was to retire the partnership's debt, and (ii) $1,902,000 was loaned to the Partnership for its working capital and for capital expenditures.

   This discrepancy is a result of the considerable delay which was experienced in bringing the Debenture offering effective. As a result, the Company, wishing to continue the operations of the Armant facility, and to continue the Company's research activities, borrowed funds from directors, affiliates and outside lenders, relying on the guarantee of certain directors and affiliates for Armant and corporate purposes. When the Debenture offering became effective, the proceeds of the offering were used substantially to retire this debt. Consequently, the Company believes that the net proceeds of the Debenture offering were applied, albeit indirectly, in the matter contemplated by the Debenture offering.

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

   The Company, as general partner of Armant, has granted a continuing guarantee of Armant's outstanding bank debt of approximately $525,000 plus accrued interest. During the year ending August 31, 1995, the Company wrote down $12,774,110 of its investment in Armant. This write down occurred due to the prolonged delay in obtaining the necessary funding to restart the plant.

Working Capital Meeting Operating Needs and Commitments

   From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through November 30, 1995, of approximately $54,988,046. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented processes, Armant has not achieved continuous commercial production, and the commercial viability of the processes has not been demonstrated.
TACMA has not commenced commercial production and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant, is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible. Further, the planned expansion of the Armant Plant should enable it to achieve continuous production of alumina as well as metal chlorides. Management believes that continuous production capabilities should enable it to attain successful operations.
This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA. No such activities are currently planned at TACMA.

Immediate Development Plans at Armant and Canada.

   The Armant Plant, which was intended to be constructed so as to operate on a continuous basis, was only capable of operating only in a "batch" mode
when it was shutdown in 1988.   The plant was then capable of producing
approximately 100,000 pounds of aluminum chloride per batch. In order to operate on a continuous basis, additional equipment must be installed, including a new condenser system, several new conveyers, a revised silicon tetrachloride recovery and purification system, plus other equipment, some of which needs to be specially built, at a capital cost estimated by the Company to be up to $10,000,000 (1994). Once this equipment is installed, and with the plant operating on a continuous basis, the Company believes that the Vacherie plant's production rate of aluminum chloride and silicon chloride will increase to 1,000,000 pounds per month and 900,000 pounds per month, respectively. Operation at this level of production would clearly demonstrate the economical advantage of the TAC process over other production methods for metal chlorides.

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

   The Company retained Cominco Engineering Services Ltd., (CESL),in Calgary, Alberta, Canada as its engineering services sub-contractor in Canada and undertook presentations to Canadian industry and the Canadian federal government on a project to construct plants in the region. In response to the high degree of interest shown in the Company's proposed project in Canada, the Company, through CESL, applied to the Canadian federal government for financial assistance to evaluate western Canadian raw materials for use in carbo-chlorination. A formal proposal was submitted by CESL in the Company's behalf in December, 1993, and this was approved by the federal government in May, 1994 under a Minerals Development Agreement (MDA) to be completed by May 31, 1995. Under the terms of the MDA the Canadian government would fund C$ 306,000 of project costs with the balance to be provided by industrial participants.

   The MDA study has evaluated at least three classes of western Canadian clays and two classes of western Canadian coke resources. These raw material classes are:

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

   On August 30, 1995 the Company executed a Letter of Understanding with Fluor Daniel, an engineering company located in Greenville, South Carolina, under which the company declared its intent to appoint Fluor Daniel as the Project Manager and Construction Manager of a project to construct a commercial Metal Chlorides Plant to manufacture aluminum chloride, silicon tetrachloride, titanium tetrachloride and other products from clay using the company's proprietary carbo-chlorination technology.

   Subsequently, on September 26, 1995 the company and Fluor Daniel executed a Technical Services Agreement covering the work to be performed in the first phase of the three-phased project. The initial tasks cover a pre-feasibility study to determine the basic parameters for commercial production of metal chloride chemicals from clay. This study is expected to be completed in the by late November or early December 1995, and will lead into Phase 2, the preparation of the document package needed to secure financing of the project. The second phase will take up to one year after which the third phase of the project, plant design, construction and start up will be undertaken. Fluor Daniel estimates that the commercial plant can be in operation within three years.


Canada

   The western Canadian raw materials resources were found to be economically suitable for the Company's clay carbo-chlorination technology. The Company has proceeded with the formation of a Canadian company which will operate under license from the Company to develop, construct, and operate a metal chlorides plant in Canada utilizing western Canadian feed stocks.
Management believes that the successful manufacture of aluminum chloride, silicon tetrachloride and titanium tetrachloride in Canada will provide a substantial source of revenue to the company. Management further believes that the successful operations of a metal chlorides plant in Canada will eventually lead to the utilization of the Company's technology to produce aluminum from clay. Western Canada is in an opportune location for the furthering of the Company's technology since not only are abundant quantities of raw materials available, but also large supplies of low cost electrical power.

Results of Operations

   The Company had no operating revenues and reported net losses. The Company is considered to be a development stage enterprise; start-up activities have commenced, but the Company has received no revenue therefrom.

   The net loss for the three months ended November 30, 1995, was $802,147 compared to $370,196 for the corresponding period in 1994.

   The initial phase of construction of the Armant Plant was completed in December, 1983. Since that time, numerous test runs have been performed in an effort to achieve continuous commercial production of market grade metal chlorides. Subsequent to the Company's 1986 fiscal year end, Armant determined additional funding would be required to sustain successful operations. Therefore, because of unexpected construction delays and the continued lack of commercial production, Armant elected to discontinue capitalizing plant start-up costs as of August 31, 1986. The net loss recognized by Armant during the three months ended November 30, 1987, resulted primarily from expensing start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the three months ended November 30, 1995, was $189,750, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.


PART II.  Other Information

Item 1.  Legal Proceedings

   See Item 10 of the Company's Form 10-K for the year ended August 31, 1994, concerning legal proceedings.

Item 6.

    On October 2, 1995, the Company filed an 8-k announcing a Letter of Understanding and subsequently a Technical Services Agreement with Flour Daniels of Greenville, South Carolina. The Letter of Understanding acknowledged the Company's intent to appoint Fluor Daniel as the Project Manager and Construction Manager of a project to construct a commercial
Metal Chlorides Plant.   The Technical Services Agreement, executed on
September 26, 1995 covering the work to be performed in the first phase of the three-phased project. The initial tasks cover a pre-feasibility study to determine the basic parameters for commercial production of metal chloride chemicals from clay.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




TOTH ALUMINUM CORPORATION
(Registrant)



BY:   Charles E. Toth Jr.
      Charles E. Toth Jr.
      Treasurer                              Date: January 15, 1996



BY:   Charles Toth
      Charles Toth
      Chairman of the Board of Directors      Date: January 15, 1996
      and Chief Executive Officer