Form 10-Q
period 1996-02-29
TOTH ALUMINUM CORP
filed 1996-05-01
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended: February 28,1996
                  Commission File Number: 0-7568

                    TOTH ALUMINUM CORPORATION
     (Exact name of registrant as specified in its charter)

      LOUISIANA                            72-0646580
(State or other jurisdiction of    (I.R.S. Employer Identification
 incorporation or organization)            Number)

     HIGHWAY 18--RIVER ROAD, P.O. BOX 250, VACHERIE, LA 70090
     (Address of principal executive offices)         (Zip code)

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


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:



Common stock, without par value                     35,466,193
              Class                      Outstanding at February 29, 1996

                      TOTH ALUMINUM CORPORATION

                        INDEX TO FORM 10-Q

             For The Quarter Ended February 29, 1996




                                                                    Page

Part I Financial Information

   Balance Sheets - February 29, 1996 and August 31, 1995......       3

   Statements of Operations - Six Months
   Ended February 29, 1996 and February 28, 1995...............       5

   Statements of Cash Flows - Six Months
   Ended February 29, 1996 and February 28, 1995...............       6

   Notes to Financial Statements...............................       8

   Management's Discussion and Analysis of the Financial
   Conditions and Results of Operations........................       15



Part II Other
   Information.................................................       20

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)
                                          February 29,    AUGUST 31,
                                             1996             1995
ASSETS

CURRENT ASSETS:
Cash ..................................   $   10,401       $  5,051
Accounts receivable-other..............       10,787         10,787
Prepaid:
   Leases .............................
   Other...............................     ________       ________
Total Current Assets...................       21,188         15,838


Property, Plant and Equipment Net......      129,772        156,384


OTHER ASSETS
Investments in and Advances to
    Armant Partnership Net.............    4,313,900      4,267,350
Patents and Patent Rights (net of
    accumulated amortization:..........       52,793         68,425
                                           _________      _________
Total Other Assets.....................    4,366,693      4,335,775












                                         ===========    ===========
TOTAL..................................  $ 4,517,653    $ 4,507,997

See notes to financial statement



                                          February 29,   AUGUST 31,
                                              1996          1995
LIABILITIES

CURRENT LIABILITIES:
Notes payable-related parties..........     $ 94,370      $     -
Notes payable-bank.....................            -            -
Notes payable-other ...................      300,000        300,000
Accounts payable:
    Trade..............................      369,400        334,375
    Officers and employees.............      157,312        108,062
Accrued salaries ......................    1,566,032      1,457,032
Accrued expenses ......................       37,421
Accrued interest payable...............      859,043        732,817
Total current liabilities..............    3,383,578      2,932,286

DEFERRED CREDIT .......................       50,000         50,000

Series "A-1" Convertible Promissory Note1
  Related Parties
     Principal.........................    6,943,385      6,726,150
     Accrued interest payable..........    2,682,672      2,279,103
 Non-Related Parties
     Principal.........................    5,634,782      5,575,742
     Accrued interest payable..........    3,001,852      2,667,308
     Total Series "A-1" Notes..........   18,262,691     17,248,303

CONVERTIBLE DEBENTURES PAYABLE
    (net of discounts, commissions,
    and offering costs of $1563........       20,437         20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value............   38,258,096     38,258,096
Common stock subscribed................       20,000         20,000
Paid in capital........................      164,774        164,774
Deficit accumulated during the
    development stage..................  (55,641,923)   (54,185,899)
Total stockholders' equity.............  (17,199,053)   (15,743,029)



TOTAL..................................  $ 4,517,653    $ 4,507,997


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)


                           Three Months Ended      Six Months Ended          From Inception
                           February  February     February   February         to February
                             29,        28,          29,         28,               29,
                            1996       1995         1996        1995              1996

COSTS AND EXPENSES:

  Research and
  Development..........    $ 1,834     $  4,185   $  14,675     $  9,549        7,658,334

  Promotional, general
  and administrative...     14,200      256,279      20,437      250,040       14,665,796

  Interest.............    392,167      197,904     864,339      462,372        9,489,324
      Total............    408,201      458,368     899,451      721,961       31,813,454


OTHER (INCOME) EXPENSE:


Loss in Investment and
   Advances to ArmantA.....                                                    13,135,158


  Equity in loss
  of Armant............    245,676   10,282,802     556,573   10,376,914       10,693,321

 NET LOSS..............  $ 653,877  $10,741,170  $1,456,024  $11,098,875       55,641,923


Loss Per Common Share..     $. 02         $.29       $. 04         $.30





Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $13,135,158 of its investment and advances in Armant.

See notes to financial statements.


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOW
                                      Six Months Ended             From Inception
                                         February 29,               To February 29,
                                      1996          1995                1996
OPERATING ACTIVITIES
NET LOSS.......................  $(1,456,024)   $(10,206,122)       ($56,641,923)

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:

 Depreciation and
   amortization................       18,421           2,850           1,047,112
 Amortization and write
   off of patents..............       15,632          23,910             395,841
 Amortization of prepaid
   leases......................           -               -              302,424
 Amortization of financing
   Cost........................                                           95,000
 Loss on divesture of
   Subsidiaries................                                          912,586
 Loss from joint venture.......       556,573     10,046,492          11,172,442
 Other.........................                                          111,616
 Proceeds from royalty
   Prepayments.................                                          172,760
 Prepayment of Leases..........                                          (16,104)
 Disposition of property,
   Plant, and equipment........                                           27,745

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable.................                                          (10,787)
  Decrease (Increase) in
    Prepaid expenses...........                                          (27,371)
  Increase in accounts payable
    and accrued expenses.......       451,292        216,077           9,604,990
  Increase (decrease) in notes
    notes payable..............       485,217        171,395          17,104,065
                                    =========      =========      ==============
                                       71,111        201,352       ($ 15,749,604)

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
                                        Six Months Ended          From Inception
                                           February 29,           To February 29,
                                        1996        1995                 1996
INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment.............        (19,211)       (28,375)       ($ 1,178,527)
  Acquisition of patents......                                          (443,475)
  Investment of Certificates
    of Deposit................                                        (3,995,000)
  Cash investment in and
    Advances to TACMA.........                                        (1,076,595)
  Cash investments in and
    advances to Armant........        (46,550)      (157,202)        (21,565,039)
  Write off of Investments and
     Cash advance to Armant...                                        13,135,158
  Redemption of Certificates
    of Deposit................                                         3,995,000
  Proceeds from sale of net
    Profit interest...........                                       $    50,000
                                     =========     =========      ==============
                                      (65,761)      (185,577)      ($ 11,078,470)

FINANCING ACTIVITIES:
  Stock issued or subscribed
    For cash...................                                       18,481,076
  Preferred stock issued
    For cash...................                                          266,400
  Proceeds from long term
    Obligations................                                        1,430,349
  Proceeds from warrants
    Issued for cash............                                        6,236,507
  Common stock issuance
    cost.......................                                         (166,550)
  Issuance of convertible
    Debentures.................                                        1,913,963
  Cash received upon
    Conversion of debentures
    To common stock............                                          112,999
  Payment of long term
    Obligations................                                       (1,457,071)
                                           -             -            26,817,673

INCREASE (DECREASE) IN CASH             5,350         15,775              10,401
CASH BEGINNING OF PERIOD                5,051         16,584
CASH END OF PERIOD                     10,401         32,359              10,401

See notes to financial statements.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of February 29, 1996, and the results of its operations and changes in financial position for the three months then ended.

   The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-K, dated August 31, 1995.

2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through February 29, 1996, and August 31, 1995, of $55,641,923 and $54,185,899,
respectively. Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA has been inactive and Armant has not achieved continuous commercial production. The Company has determined that the operating plant of each investee will require further modifications before commercial production can be achieved. This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA. No such activities are currently planned at TACMA.

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

   The Company is actively evaluating the raw material resources in Western Canada and attempting to secure the necessary funding to construct a metal chlorides plant in Canada. The Company intends to fund the capital and operating needs of the Canadian operation through the formation of a joint venture with either industrial or venture partners in Canada. Management believes that a metal chlorides plant in Canada will be of a size to be commercially viable and will earn a significant profit. The metal chlorides plant being planned for Canada will have a capacity of 50,000 metric tons per year (seven times larger than the Armant plant) and will incorporate all of the process knowledge and proposed modifications resulting from the operation of the Armant facilities. Should the Company be able to successfully raise the required funds for either or both the Canadian operation and/or Armant, then the Company's existence will be assured for the next twelve months.

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

3. The Company has historically maintained investments in two affiliates, TACMA and Armant. In November of 1994, WestCAN Chemicals Inc.(WestCAN) was formed and registered in Alberta, Canada. The Company currently owns 100% of WestCAN, however the Company's equity position will be diluted as WestCAN raises the necessary funds to construct a 50,000 metric ton per year metal
chlorides plant in Canada.   The Company applies the equity method of
accounting for its investment in Armant and WestCAN. The collectibility of the advances to and the recovery of the investment depends upon the affiliate achieving successful commercial operations. The investment in TACMA was expensed during 1988.

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

   Under the terms of the original partnership agreement, the Company was to have a 50% ownership interest in the partnership. In March 1983, the partnership agreement was revised to provide the Company a 2% ownership interest and under a separate license agreement, a royalty payment based on net positive cash flow of the partnership. The license agreement provides for royalty payments to the Company equal to 29.6% of net positive cash flow until each limited partnership unit has received $160,000 in cash, at which time royalty payments increase to 49% of net positive cash flow.

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

   During November 1984, the Company loaned $3,995,000 to Armant, resulting in the Company now having a receivable from Armant in the amount of $3,995,000 bearing interest at 13.5% per annum. As of August 31, 1989 the Company had made additional cash advances to the Armant Partnership totaling $17,409,000, bearing interest at 12% per annum. The Company has also liquidated $240,000 of Armant's notes payable plus accrued interest due to a corporation controlled by a member of the Company's Board of Directors by issuing 240,000 shares of the Company's restricted common stock. As a result the Company recorded a receivable from Armant of $276,000 bearing interest at 12% per annum. The Company had additional non-interest bearing receivables from Armant totaling $173,000 which were incurred in fiscal 1984, resulting from billing under a service agreement. Subsequent to that date all costs, including general and administrative cost, incurred by the Company related to the construction and operation of the Armant Plant, have been absorbed by the Company and expensed as incurred. As of August 31, 1995, the Company has guaranteed nearly $1,400,000 of Armant's bank debt plus accrued interest.

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

   During Armant's operation from 1983 to 1989, there were 57 test runs conducted 57. As a result of these test runs Armant has been able to successfully produce approximately 550,000 pounds of crude aluminum trichloride and has purified approximately 220,000 pounds and sold approximately 122,000 pounds of purified aluminum chloride. In addition Armant has sold approximately 46,000 pounds of silicon tetrachloride (commonly referred to as silicon chloride).

   After an extensive revaluation of the Armant Partnership, Management determined that the cost capitalized and deferred must be written down in accordance with Generally Accepted Accounting Practices. Although the Company believes the Armant Plant will ultimately achieve production, the prolonged delays in attaining the needed capital to restart the Armant
Plant has forced the Company to write down $17,324,000 in capitalized costs.

Costs capitalized and deferred by Armant consisted of the following:


                                        February 29,     August 31,
                                            1996            1995
Direct carbo-chlorination plant costs:

  Process equipment................     $ 4,135,000       $ 6,846,000
  Other equipment..................             -              50,000
  Leasehold improvements...........         125,000           200,000
                                          ---------         ---------
                                          4,260,000         7,096,000

Self-construction and start-up costs:
  Salaries:
     Engineering ..................           400,000        508,000
     Plant construction and
     operations....................         2,100,000      3,214,000
     Indirect labor and overhead...           425,000        585,000
                                            ---------      ---------
                                            2,925,000      4,307,000

  Related costs:
     Plant operations...............             -               -
     Direct and indirect plant and
     material costs.................             -               -
     Technical outside services.....             -               -
     Other..........................             -               -
                                                 -               -

  Interest costs:
     Payable to Toth Aluminum
     Corporation....................             -               -
     Other..........................             -               -
                                                 -               -
                                        =============   ============
                                        $   7,185,000   $ 11,403,000


   Presented below is summarized financial information of Armant. Beginning September 1, 1986, Armant elected to discontinue capitalizing costs not directly associated with plant construction. Further, Armant elected to discontinue capitalizing interest costs in 1988 and reversed all interest costs that had been capitalized in 1988. Prior to September 1, 1986, all costs were capitalized and deferred. On February 29, 1996, Armant elected to write down $17,324,000 in capitalized costs.


                                          February 29,      August 31,
                                               1996            1995
Assets:
    Plant and equipment.............      $ 11,260,000    $ 11,403,000
    Other...........................           145,000         945,000

       Total........................      $ 11,405,000    $ 12,348,000

Liabilities and Equity:
   Notes payable - Toth Aluminum
     Corporation....................       $ 9,671,000     $ 9,625,000
     Notes payable - Bank...........           525,000         525,000
     Payables - Toth Aluminum Corp..        14,850,000      14,550,000
          Other payables............           658,000         647,000

     Equity - Toth Aluminum
          Corporation...............       (14,286,000)    (12,986,000)
          - Other...................           (13,000)        (13,000)
                                           ------------    ------------
                                           (14,299,000)    (12,999,000)
                                          ============    ============
    Total...........................      $ 11,405,000    $ 12,348,000


                                                Six Months Ended
                                           February 29,    February 28,
                                               1996            1995

Statement of Plant Expenses
    Write down of Capitalized
          Costs.....................     $   448,000      $  16,876,000
    Direct plant costs..............          54,300             32,800
    Interest expense................       1,675,000          1,550,000
    General and
          administrative costs......          58,000             51,000
                                         ===========       ============
Net loss                                 $ 2,235,300       $ 18,509,000



                                            February 29,    August 31,
                                               1996            1995
Payable to and Equity of Toth Aluminum
    Corporation:
  Notes payable.....................    $ 22,602,000       $ 22,556,000
  Payables..........................       8,560,000          8,560,000
  Beginning equity of the Company...      (5,560,000)        (5,560,000)
      Less:  Loss from Armant.......     (17,221,000)       ( 8,594,000)
       Affiliates interest:
        Capitalized by Armant, but
         not accrued by the Company..     (5,620,000)        (5,620,000)
        Expensed by Armant, but not
         accrued by the Company......     (9,568,000)        (7,121,000)
                                         ============       ============
   Investment in and advances to
         Armant......................    $ 4,313,000         $ 4,267,000



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

   As of August 31, 1984, the Company had also made cash advances to TACMA totaling approximately $218,600. In addition, during December 1984, the
Company acquired from Empresas Lince, S.A., a receivable from TACMA of
$60,000 in exchange for 60,000 shares of the Company's restricted common
stock.   The Company has also incurred costs on TACMA's behalf which the
Company considers reimbursable under the terms of its service agreement with TACMA. At February 29, 1995, the Company's receivable for such costs billed to TACMA was approximately $815,000. TACMA has not recorded a corresponding payable for such costs because the approval of the Indian government and Reserve Bank of India is required before TACMA can make payment to the Company. The collectibility of this receivable is dependent on obtaining approval of foreign authorities as well as TACMA commencing and sustaining sufficiently profitable commercial operations, for which the Company currently has no plans. During the fiscal year ended August 31, 1987, because of the continuing delays in obtaining government approval, the Company reversed the previously recorded receivable from TACMA. During 1988, based upon the Company's decision to indefinitely postpone attempts to bring the TACMA plant to full commercial production, its previously recorded investment in the TACMA facility was also reversed.


4. Notes payable consisted of the following:

                                       February 29,    August  31,
                                           1996           1995
Notes payable to bank,
    collateralized (A):
    At 12% ........................     $       -      $       -

Demand notes payable to related
    parties, unsecured:
    At 12% ........................          94,370            -

Notes payable to other parties,
    secured (A):
    At 12% ........................         300,000        300,000
                                         ----------      ---------
                                            394,370        300,000
Series "A-1" Convertible
  Promissory Notes
    Payable to related parties....        6,943,385      6,726,150
    Payable to others.............        5,634,782      5,575,742
                                        -----------    -----------
                                         12,972,537     12,601,892

                                        ===========    ===========
Total.............................      $12,183,146     11,876,039

   A) Collateralized by a pledge of personal assets owned by the Company's Chairman of the
Board.

5. During 1988, the Company commenced a private offering of 1,500,000 units of its securities. Each unit consisted of one share of the Company's common stock and the right to acquire an option to purchase an additional share at a price equal to the original purchase price of the unit. At the close of the offering, the Company had sold 1,292,367 units and had issued option rights to purchase 1,292,367 shares with an exercise price ranging from $0.75 per share to $0.95 per share. Of the 1,292,367 units sold, during September 1988, 27,386 units were issued in satisfaction of $20,539 of lease payments. The option is exercisable for a period of three years, commencing on the date that the Company's shareholders approve an increase in the authorized shares of the Company so as to permit the exercise of all of the options offered hereby.

6. The financial statements are summarized and reference is made to the "NOTES TO FINANCIAL STATEMENTS" included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995, as filed with the Securities and Exchange Commission.

Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

   During the six months ended February 29, 1996, total assets increased to $4,517,653 from $4,507,997 at August 31, 1995, and current assets increased from $15,838 to $21,188. The primary assets of the Company is its Investment in and Advances to the Armant Partnership of $4,313,900. The recoverability of this sum is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 3 of Notes to Financial Statements). Total liabilities, including the Series "A-1" Convertible Promissory Note, increased from $20,251,026 to $21,716,706 during the same period.

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

Working Capital Meeting Operating Needs and Commitments

   From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through February 29, 1996, of approximately $55,641,923. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented processes, Armant has not achieved continuous commercial production, and the commercial viability of the processes has not been demonstrated. TACMA has not commenced commercial production and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant, is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible. Further, the planned expansion of the Armant Plant should enable it to achieve continuous production of alumina as well as metal chlorides. Management believes that continuous production capabilities should enable it to attain successful operations. This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA. No such activities are currently planned at TACMA.

Immediate Development Plans at Armant and Canada.

   The Armant Plant, which was intended to be constructed so as to operate on a continuous basis, was only capable of operating only in a "batch" mode
when it was shutdown in 1988.   The plant was then capable of producing
approximately 100,000 pounds of aluminum chloride per batch. In order to operate on a continuous basis, additional equipment must be installed, including a new condenser system, several new conveyers, a revised silicon tetrachloride recovery and purification system, plus other equipment, some of which needs to be specially built, at a capital cost estimated by the Company to be up to $12,000,000 (1995). Once this equipment is installed, and with the plant operating on a continuous basis, the Company believes that the Vacherie plant's production rate of aluminum chloride and silicon chloride will increase to 1,000,000 pounds per month and 900,000 pounds per month, respectively. Operation at this level of production would clearly demonstrate the economical advantage of the TAC process over other production methods for metal chlorides.

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

   The Company retained Cominco Engineering Services Ltd., (CESL),in Calgary, Alberta, Canada as its engineering services sub-contractor in Canada and undertook presentations to Canadian industry and the Canadian federal government on a project to construct plants in the region. In response to the high degree of interest shown in the Company's proposed project in Canada, the Company, through CESL, applied to the Canadian federal government for financial assistance to evaluate western Canadian raw materials for use in carbo-chlorination. A formal proposal was submitted by CESL in the Company's behalf in December, 1993, and this was approved by the federal government in May, 1995 under a Minerals Development Agreement (MDA) and was completed by March 31, 1996. Under the terms of the MDA the Canadian government funded
C$ 306,000 of project costs with the balance to be provided by industrial participants.

   The MDA study has evaluate three classes of western Canadian clays and two classes of western Canadian coke resources. These raw material classes are:

   Clay Sources:       Clays resulting from oil sands mining and processing
                       Clays resulting from coal mining and/or processing
                       Clays from naturally occurring kaolitic deposits

   Coke Sources:       Cokes resulting from oil sands processing
                       Cokes that are commercially available in western Canada.

   The Canadian project was completed in mid 1995 with favorable results.
The MDA study concluded that the clays and cokes are adequate, and are available in plentiful supply to serve as feed stock for the company's process.


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

   Subsequently, on September 26, 1995, the company and Fluor Daniel executed a Technical Services Agreement covering the work to be preformed in the first phase of the three-phase project. The initial tasks cover a pre-feasibility study to determine the basic parameters for commercial production of metal chloride chemicals from clay. This study is expected to be completed in six to eight weeks and lead to Phase 2, the preparation of the document package needed to secure financing of the project. The second phase will take up to one year after which the third phase of the project, plant design, construction and start up will be undertaken. Fluor Daniel estimates that the commercial plant can be in operation within three years once it is funded.


Canada

   The western Canadian raw materials resources were found to be economically suitable for the Company's clay carbo-chlorination technology. The Company has formed a Canadian company by the name of "WestCan Chemicals, Inc." which will operate under license from the Company to develop, construct, and operate a metal chlorides plant in Canada utilizing western Canadian feedstocks. Management believes that the successful manufacture of aluminum chloride, silicon tetrachloride and titanium tetrachloride in Canada will provide a substantial source of revenue to the company. Management further believes that the successful operations of a metal chlorides plant in Canada will eventually lead to the utilization of the Company's technology to produce aluminum from clay. Western Canada is in an opportune location for the furthering of the Company's technology since not only are abundant quantities of raw materials available, but also large supplies of low cost electrical power.

Results of Operations

   The Company had no operating revenues and reported net losses. The Company is considered to be a development stage enterprise; start-up activities have commenced, but the Company has received no revenue therefrom.

   The net loss for the six months ended February 29, 1996, was $1,456,024 compared to $10,206,122 for the corresponding period in 1995. During the six month period ending February 28, 1995, the company wrote down a significate amount of its investment in the Armant Partnership which adversely affected its net loss.

   The initial phase of construction of the Armant Plant was completed in December, 1983. Since that time, numerous test runs have been performed in an effort to achieve continuous commercial production of market grade metal chlorides. Subsequent to the Company's 1986 fiscal year end, Armant determined additional funding would be required to sustain successful operations. Therefore, because of unexpected construction delays and the continued lack of commercial production, Armant elected to discontinue capitalizing plant start-up costs as of August 31, 1986. The net loss recognized by Armant during the three months ended November 30, 1987, resulted primarily from expensing start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the six months ended February 29, 1996, was $556,573, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.


PART II.  Other Information


Item 1.  Legal Proceedings

   See Item 10 of the Company's Form 10-K for the year ended August 31, 1995, concerning legal proceedings.


Item 6.  Exhibits and reports on Form 8.

                            SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




TOTH ALUMINUM CORPORATION
(Registrant)








BY:    Charles E. Toth                     Date: April 30, 1996
       Charles E. Toth
       Treasurer






BY:   Charles Toth                         Date: April 30, 1996
      Charles Toth
      Chairman of the
      Board of Directors
      Chief Executive Officer