Form 10-Q
period 1996-05-31
TOTH ALUMINUM CORP
filed 1996-08-01
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
		                    WASHINGTON, D. C. 20549

                   			      FORM 10-Q

	   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         		     THE SECURITIES EXCHANGE ACT OF 1934

             		For the Quarter Ended: May 31, 1996
		                 Commission File Number: 0-7568

                 			TOTH ALUMINUM CORPORATION
	(Exact name of registrant as specified in its charter)

	      LOUISIANA                                72-0646580
  (State or other jurisdiction of         (I.R.S. Employer Identification
  incorporation or organization)                        Number)

          		HIGHWAY 18 - RIVER ROAD, VACHERIE, LA 70090
	   (Address of principal executive offices)   (Zip code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common stock, without par value                         35,466,193
	      Class                           Outstanding at May 31, 1996

			TOTH ALUMINUM CORPORATION

			    INDEX TO FORM 10-Q

		    For The Quarter Ended May 31, 1996





						                                                	  Page

Part I  Financial Information

	Balance Sheets - May 31, 1996
	and August 31, 1995...........................

	Statements of Operations - Nine Months
	Ended May 31, 1996 and May 31,1995............

	Statements of Cash Flows - Nine Months
	Ended May 31, 1996 and May 31, 1995...........

	Notes to Financial statements.................

	Management's Discussion and Analysis
	of the Financial Conditions and Results
	of Operations.................................


Part II   Other Information....................

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)
                                					      MAY 31,        AUGUST 31,
					                                       1996             1995
ASSETS
CURRENT ASSETS:
	Cash...................................        1,972            5,051
Accounts receivable-other...............       10,787           10,787
Total current assets....................       12,759           15,838


Property, Plant and Equipment - Net.....      116,466          156,384




OTHER ASSETS:

Investments in and Advances
	 to Armant  Partnership..............      3,575,000        4,267,350
Patents and Patent Rights (Net of
	accumulated amortization.............         44,977           68,425
Total Other Assets....................      3,619,977        4,335,775



TOTAL ASSETS..........................    $ 3,749,202      $ 4,507,997





					                                          MAY 31,       AUGUST 31,
                                            						1996            1995
LIABILITIES
CURRENT LIABILITIES:
Notes payable-related parties.........      $       -       $        -
Notes payable-bank....................              -                -
Notes payable-other...................          300,000          300,000
Accounts payable:
	Trade................................          357,481          334,375
	Officers and employees...............          148,350          108,062
Accrued salaries......................        1,619,244        1,457,032
Accrued expenses......................           46,837              -
Accrued interest payable..............          912,265          732,817
Total current liabilities.............        3,384,177        2,932,286

DEFERRED CREDIT.......................           50,000           50,000


Series "A-1" Convertible Promissory Note1
Related Parties
	Principal............................        7,052,085       6,726,150
	Accrued Interest Payable.............        2,934,455       2,279,103
Non-Related Parties
	Principal............................        5,752,953       5,575,742
	Accrued Interest Payable.............        3,169,124       2,667,308
Total Series "A-1" Notes..............       18,908,617      17,248,303


CONVERTIBLE DEBENTURES PAYABLE
	(net of discounts, commissions,
	and offering costs of $1,563)........           20,437          20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value............      38,258,096       38,258,096
Common stock subscribed................          20,000           20,000
Paid in capital........................         164,774          164,774
Deficit accumulated during the
	development stage.....................     (57,056,899)     (54,185,899)
Total stockholders' equity.............     (18,614,029)     (15,743,029)



TOTAL LIABILITIES......................     $ 3,749,202     $ 4,507,997


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)
                    			  Three Months Ended  Nine Months Ended  From Inception
			                           May      May       May        May       To May
			                           31,      31,        31,        31,        31,
			                          1996     1995       1996       1995       1996

COSTS AND EXPENSES:


Research and
  Development.........     $ 6,491 $ 27,348   $ 39,425   $  36,897 $ 7,683,084

Promotional, general and
  administrative......     142,375   94,375    272,443     161,904  14,917,802

Interest..............     453,741  302,814  1,336,616     907,815   9,961,601
   Total..............     602,607  424,537  1,648,484   1,106,616  32,562,487


OTHER (INCOME) EXPENSE:

Loss in Investment and
   advances to Armant.                                              12,774,100


Equity in loss
   of Armant..........     479,450  490,925    946,583  10,773,729  11,720,312

 NET LOSS.............  $1,082,057 $915,462 $2,595,067 $11,121,584 $57,056,899

Loss Per
  Common Share........      $.03     $.03       $.07        $.31






See notes to financial statements.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

				                              Nine Months Ended        From Inception
                         				    May 31,      May 31,          To May 31,
                          				    1996           1995              1996
OPERATING ACTIVITIES

NET LOSS................          ($2,595,067)  ($11,121,584)   ($57,056,899)

ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

Depreciation and
 amortization.....................     39,800         27,426       1,068,491
Amortization and write
 off of patents...................     23,448          9,593         395,841
Amortization of prepaid leases....                                   302,424
Amortization of Financing.........                                    95,000
Loss on divesture
 of Subsidiaries .................                                   912,586
Losses from joint venture.........    946,583     10,773,728       9,540,853
Other.............................                                   111,616
Proceeds from royalty
 Prepayments......................                                   172,760
Prepayment of Leases..............                                   (16,104)
Disposition of Property,
 Plant, and Equipment.............                                    27,745



CHANGES IN OPERATING ASSETS
 AND LIABILITIES:

Increase in accounts
 receivable........................       -          (27,577)        (10,787)
Decrease (Increase) in
 prepaid expenses..................       -              -           (27,371)
Increase in accounts payable and
 accrued expenses..................    451,891       268,019      10,518,855
Increase in notes payable..........  1,213,665       147,022      18,598,526
                                   					80,320        76,627    ($15,366,464)


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS - (Continued)

			                                		  Nine Months Ended    From Inception
                                 					May 31,       May 31,       May 31,
                                 					 1996          1995          1996
INVESTING ACTIVITIES:
Purchase of property,
 plant and equipment...............    (10,700)      (27,970)    ($1,173,746)
Acquisition of patents.............        -             -          (443,475)
Investment of Certificate
 of Deposit........................                               (3,995,000)
Cash investment in and
 Advances to TACMA.................                               (1,076,595)
Cash investments in and
 Advances to Armant................    (72,699)      (59,961)    (21,584,582)
Write off of Investment and Cash
 advances to Armant................                               12,774,110
Redemption of Certificates
 of Deposit........................                                3,995,000
Proceeds from sale of net
 Profit interest...................                                $  50,000
                            				       (83,399)      (87,961)  ($ 11,454,288)

FINANCING ACTIVITIES:
Stock issued or subscribed
 for cash..........................                               18,481,076
Preferred stock issued for cash....                                  266,400
Proceeds from long term
 Obligations.......................                                1,430,349
Proceeds from warrants
 Issued for cash...................                                6,236,507
Common stock issuance cost.........                                 (166,550)
Issuance of convertible
 Debentures........................                                1,913,963
Cash received upon Conversion
 of debentures to
 Common Stock......................                                  112,999
Payment of Long term
 Obligations.......................                               (1,457,071)
                                   					  -                -      26,817,673

INCREASE (DECREASE) IN CASH........     (3,079)      (11,304)          1,972
CASH BEGINNING OF PERIOD...........      5,051        19,665
CASH END OF PERIOD.................    $ 1,972        $  489           1,972


See notes to financial statements

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of May 31, 1996, and the results of its operations and changes in financial position for the three months then ended.

    The accounting policies followed by the Company are set forth in Note
1 to the Company's financial statements in Form 10-K, dated August 31, 1995.

2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through May 31, 1996, and August 31, 1995, of $57,056,899 and $54,185,899, respectively. Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA has been inactive and Armant has not achieved continuous commercial production. The Company has determined that the operating plant of each investee will require further modifications before commercial production can be achieved. This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA. No such activities are currently planned at TACMA.

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

3. The Company has historically maintained investments in two affiliates, TACMA and Armant. In November of 1995, WestCAN Chemicals Inc.(WestCAN) was formed and registered in Alberta, Canada. The Company currently owns 100%
of WestCAN, however the Company's equity position will be diluted as WestCAN raises the necessary funds to construct a 50,000 metric ton per year metal
chlorides plant in Canada.   The Company applies the equity method of
accounting for its investment in Armant. The collectibility of the advances to and the recovery of the investment depends upon the affiliate achieving successful commercial operations. The investment in TACMA was expensed during 1988.

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

    During November 1984, the Company loaned $3,995,000 to Armant, resulting in the Company now having a receivable from Armant in the amount of $3,995,000 bearing interest at 13.5% per annum. As of August 31, 1989 the Company had made additional cash advances to the Armant Partnership totaling $17,409,000, bearing interest at 12% per annum. The Company has also liquidated $240,000 of Armant's notes payable plus accrued interest due to a corporation controlled by a member of the Company's Board of Directors by issuing 240,000 shares of the Company's restricted common stock. As a result the Company recorded a receivable from Armant of $276,000 bearing interest at 12% per annum. The Company had additional non-interest bearing receivables from Armant totaling $173,000 which were incurred in fiscal 1984, resulting from billing under a service agreement. Subsequent to that date all costs, including general and administrative cost, incurred by the Company related to the construction and operation of the Armant Plant, have been absorbed by the Company and expensed as incurred. As of May 31, 1996, the Company has guaranteed nearly $525,000 of Armant's bank debt plus accrued interest.

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

    As of August 31, 1995, Armant has conducted 57 test runs. As a result of these test runs Armant has been able to successfully produce approximately 550,000 pounds of crude aluminum trichloride and has purified approximately 220,000 pounds and sold approximately 122,000 pounds of purified aluminum chloride. In addition Armant has sold approximately 46,000 pounds of silicon tetrachloride (commonly referred to as silicon chloride).

    After an extensive revaluation of the Armant Partnership, Management determined that the cost capitalized and deferred must be written down in accordance with Generally Accepted Accounting Practices. Although the Company believes the Armant Plant will ultimately achieve production, the prolonged delays in attaining the needed capital to restart the Armant Plant has forced the Company to write down $17,850,000 in capitalized costs. Costs capitalized and deferred by Armant consisted of the following:

					   May 31,       August 31,
					    1996            1995
Direct carbo-chlorination plant costs:
  Process equipment...................  $ 3,540,000    $ 6,846,000
  Other equipment.....................          -           50,000
  Leasehold improvements..............      110,000        200,000
	3,650,000       7,096,000
Self-construction and start-up costs:
  Salaries:
     Engineering .....................          -          508,000
     Plant construction and
     operations.......................          -        3,214,000
     Indirect labor and overhead......          -          585,000
	-       4,307,000
  Related costs:
     Plant operations.................          -              -
     Direct and indirect plant and
     material costs...................          -              -
     Technical outside services.......          -              -
     Other............................          -              -
                                          						-              -
  Interest costs:
     Payable to Toth Aluminum
     Corporation......................          -              -
     Other............................          -              -
	                                          					-              -
                                   					$ 3,650,000   $ 11,403,000


	Presented below is summarized financial information of Armant. Beginning September 1, 1986, Armant elected to discontinue capitalizing costs not directly associated with plant construction. Further, Armant elected to discontinue capitalizing interest costs in 1988 and reversed all interest costs that had been capitalized in 1988. Prior to September 1, 1986, all costs were capitalized and deferred. As of May 31, 1996, Armant elected to write down $18,540,000 in capitalized costs.



					                                      May 31,     August 31,
                                  					     1996          1995
Assets:
     Plant and equipment..........      $ 3,650,000   $ 11,403,000
     Other........................          145,000        945,000

       	Total.....................      $ 3,795,000   $ 12,348,000

Liabilities and Equity:
   Notes payable - Toth Aluminum
     Corporation..................      $ 7,435,000    $ 9,625,000
     Notes payable - Bank.........          525,000        525,000
     Payables - Toth Aluminum Corp       14,450,000     14,550,000
	  Other payables................           694,000        647,000

     Equity - Toth Aluminum
	  Corporation...................      (19,322,000)   (12,986,000)
	  - Other.......................          (13,000)       (13,000)
			                                  		(19,309,000)   (12,999,000)

    Total.........................      $ 3,795,000   $ 12,348,000




                                     					     Nine Months Ended
					                                        May 31,      May 31,
					                                         1996          1995
Statement of Plant Expenses
	Write down of Capitalized
	   Costs.........................      $ 2,190,000   $ 16,876,000
     Direct plant costs...........           43,500         65,500
     Interest expense.............        1,610,000      1,745,000
	General and
	administrative costs.............           47,000         68,000

     Net loss                           $ 3,890,000    $18,757,500


                                   					    May 31,     August 31,
					                                        1996           1995
Payable to and Equity of Toth Aluminum
	Corporation:
  Notes payable...................     $ 22,671,000   $ 22,602,000
  Payables........................        8,560,000      8,560,000
  Beginning equity of the Company.       (5,560,000)    (5,560,000)
       Less:  Loss from Armant....      (11,900,000)    (8,594,000)
     Affiliates interest:
      Capitalized by Armant, but
      not accrued by the Company..       (5,620,000 )   (5,620,000)
     Expensed by Armant, but not
      accrued by the Company......      (10,014,000)    (7,121,000)
   Investment in and advances to
	 Armant..........................      $ 3,575,000    $ 4,267,000



TACMA

   In January 1982, the Company and an Indian company entered into a Promotion Agreement providing for the formation of TACMA. TACMA was formed to construct a plant in India designed to produce metal chloride through the use of the Company's carbo-chlorination processes. The Promotion Agreement provided for an initial capital contribution by the Company of approximately $42,800 in exchange for a 40% equity interest in TACMA. During the 1983 fiscal year, the Company and TACMA's other stockholder assigned to a third party the right to a 25% equity interest in TACMA in exchange for the third party's $200,000 advance to TACMA. A transfer of equity interest to the third party, which is subject to the prior approval of the Indian government, would have reduced the Company's equity interest in TACMA to 27 1/2%. The Company and the third party also entered into a separate agreement which provided that the third party could convey to the Company its right to the 25% equity interest in TACMA in exchange for 200,000 shares of the Company's common stock. During July 1987, the Company issued 200,000 shares of its common stock valued at $325,000 in exchange for the third party's rights to the additional equity in TACMA. Under this agreement, the transfer to the Company of the additional equity interest in TACMA, which is subject to the prior approval of the Indian government, would increase the Company's equity interest in TACMA to 52.5%.

   As of August 31, 1984, the Company had also made cash advances to TACMA totaling approximately $218,600. In addition, during December 1984, the Company acquired from Empresas Lince, S.A., a receivable from TACMA of $60,000
in exchange for 60,000 shares of the Company's restricted common stock.   The
Company has also incurred costs on TACMA's behalf which the Company considers reimbursable under the terms of its service agreement with TACMA. At May 31, 1996, the Company's receivable for such costs billed to TACMA was approximately $815,000. TACMA has not recorded a corresponding payable for such costs because the approval of the Indian government and Reserve Bank of India is required before TACMA can make payment to the Company. The collectibility of this receivable is dependent on obtaining approval of foreign authorities as well as TACMA commencing and sustaining sufficiently profitable commercial operations, for which the Company currently has no plans. During the fiscal year ended August 31, 1987, because of the continuing delays in obtaining government approval, the Company reversed the previously recorded receivable from TACMA. During 1988, based upon the Company's decision to indefinitely postpone attempts to bring the TACMA plant to full commercial production, its previously recorded investment in the TACMA facility was also reversed.




4.      Notes payable consisted of the following:    May 31,       August  31,
                                                							1996           1995
Notes payable to bank, collateralized
     (A): At 12%    ..........................    $       -       $     -
Demand notes payable to related
    parties, unsecured At 12% ................            -             -
Notes payable to other parties,
	secured (A) At 12%      .....................         375,000        345,000
Series "A-1" Convertible
  Promissory Notes
     Payable to related parties...............        7,052,085     6,726,150
     Payable to others........................        5,752,953     5,575,742
						                                               12,805,038    12,301,892

     Total....................................      $13,180,038    12,646,892

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

6. The financial statements are summarized and reference is made to the "NOTES TO FINANCIAL STATEMENTS" included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1995, as filed with the Securities and Exchange Commission.
Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Liquidity and Capital Resources

	During the nine months ended May 31, 1996, total assets decreased to $3,749,202 from $4,507,997 at August 31, 1995, and current assets decreased from $15,838 to $12,759. This decrease in total assets is the results of the Company's decision to write down an additional $959,000 in capitalized cost carried by Armant Limited Partnership. This write down reduced the Company's Investments in and Advances to Armant from $4,267,350 as of August 31, 1995 to $3,575,000 on May 31, 1996. The recoverability of the Company's investment in and advances to Armant of $3,575,000 is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 3 of Notes to Financial Statements). Total liabilities, including the Series "A-1" Convertible Promissory Note, increased from $20,251,026 to $22,303,231 during the same period.

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

Working Capital Meeting Operating Needs and Commitments

     From inception, the Company has sustained its operations primarily throug funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through May 31, 1996, of approximately $57,056,899. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented processes, Armant has not achieved continuous commercial production, and the commercial viability of the processes has not been demonstrated. TACMA has not commenced commercial production and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant, is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible. Further, the planned expansion of the Armant Plant should enable it to achieve continuous production of alumina as well as metal chlorides. Management believes that continuous production capabilities should enable it to attain successful operations. This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA. No such activities are currently planned at TACMA.

Immediate Development Plans at Armant and Canada.

	The Armant Plant, which was intended to be constructed so as to operate on a continuous basis, was only capable of operating only in a "batch" mode
when it was shutdown in 1988.   The plant was then capable of producing
approximately 100,000 pounds of aluminum chloride per batch. In order to operate on a continuous basis, additional equipment must be installed, including a new condenser system, several new conveyers, a revised silicon tetrachloride recovery and purification system, plus other equipment, some of which needs to be specially built, at a capital cost estimated by the Company to be up to $10,000,000 (1995). Once this equipment is installed, and with the plant operating on a continuous basis, the Company believes that the Vacherie plant's production rate of aluminum chloride and silicon chloride will increase to 1,000,000 pounds per month and 900,000 pounds per month, respectively. Operation at this level of production would clearly demonstrate the economical advantage of the TAC process over other production methods for metal chlorides.

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

    The Company retained Cominco Engineering Services Ltd., (CESL),in Calgary, Alberta, Canada as its engineering services sub-contractor in Canada and undertook presentations to Canadian industry and the Canadian federal government on a project to construct plants in the region. In response to the high degree of interest shown in the Company's proposed project in Canada, the Company, through CESL, applied to the Canadian federal government for financial assistance to evaluate western Canadian raw materials for use in carbo-chlorination. A formal proposal was submitted by CESL in the Company's behalf in December, 1993, and this was approved by the federal government in May, 1994 under a Minerals Development Agreement (MDA) to be completed by July 31, 1995. Under the terms of the MDA the Canadian government funded C$ 306,000 of project costs with the balance to be provided by industrial participants.

    The MDA study was completed in May of 1995 and evaluate at least three classes of western Canadian clays and two classes of western Canadian coke resources. These raw material classes are:

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

    On August 30, 1995 the Company executed a Letter of Understanding with Flour Daniel, an engineering company located in Greenville, South Carolina, under which the company declared its intent to appoint Fluor Daniel as the Project Manager and Construction Manager of a project to construct a commercial Metal Chlorides Plant to manufacture aluminum chloride, silicon tetrachloride, titanium tetrachloride and other products from clay using the company's proprietary carbo-chlorination technology.

    Subsequently, on September 26, 1995, the company and Fluor Daniel executed a Technical Services Agreement covering the work to be performed in the first phase of the three-phased project. The initial tasks cover a pre-feasibility study to determine the basic parameters for commercial production of metal chloride chemicals from clay. With the pre-feasibility completed, the company has commenced Phase 2, the preparation of the document package needed to secure financing of the project. The second phase will take up to one year after which the third phase of the project , plant design, construction and start up will be undertaken. Fluor Daniel estimates that the commercial plant can be in operation within three years.



Canada

    The western Canadian raw materials resources were found to be economically suitable for the Company's clay carbo-chlorination technology. The Company intends to proceed with the formation of a Canadian company which will operate under license from the Company to develop, construct, and operate a metal chlorides plant in Canada utilizing western Canadian feedstocks. Management believes that the successful manufacture of aluminum chloride, silicon tetrachloride and titanium tetrachloride in Canada will provide a substantial source of revenue to the company. Management further believes that the successful operations of a metal chlorides plant in Canada will eventually lead to the utilization of the Company's technology to produce aluminum from clay. Western Canada is in an opportune location for the furthering of the Company's technology since not only are abundant quantities of raw materials available, but also large supplies of low cost electrical power.

Results of Operations

    The Company had no operating revenues and reported net losses.  The
Company is considered to be a development stage enterprise; start-up activities have commenced, but the Company has received no revenue therefrom.

	The net loss for the nine months ended May 31, 1996, was $2,595,067 compared to $11,121,584 for the corresponding period in 1995. During the 1995 period, the significant increase in the net loss is the results of Armant's write down of $16,891,00 in capitalized and deferred costs, consequently, in 1996 the company wrote down an additional 959,000 in capitalized and deferred costs. This resulted in the Company's write down of $12,774,100 in Investments in and Advances to Armant Partnership and an equity loss in the partnership for the period ended of $946.583.

	The initial phase of construction of the Armant Plant was completed in December, 1983. Since that time, numerous test runs have been performed in an effort to achieve continuous commercial production of market grade metal chlorides. Subsequent to the Company's 1986 fiscal year end, Armant determined additional funding would be required to sustain successful operations. Therefore, because of unexpected construction delays and the continued lack of commercial production, Armant elected to discontinue capitalizing plant start-up costs as of August 31, 1986. The net loss recognized by Armant during the three months ended November 30, 1987, resulted primarily from expensing start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the nine months ended
May 31, 1996, was $946,583, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.

PART II.  Other Information


Item 1.  Legal Proceedings

	See Item 10 of the Company's Form 10-K for the year ended August 31, 1995, concerning legal proceedings.


Item 6.  Exhibits and reports on Form 8.



			      SIGNATURE PAGE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TOTH ALUMINUM CORPORATION
(Registrant)



BY:  CHARLES E. TOTH                       Date: July 30, 1996
	Charles E. Toth
	Treasurer


BY:  CHARLES TOTH                          Date: July 30, 1996
	Charles Toth
	Chairman of the Board of Directors
	   Chief Executive Officer