Form 10-K
period 1996-08-31
TOTH ALUMINUM CORP
filed 1996-12-18
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

              For the Fiscal Year Ended:  August 31, 1996
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

State the aggregate market value of the voting stock held by non-affiliated of the registrant as of September 30, 1996; $2,659,964. The aggregate market value was computed using the average between the closing bid and ask prices as reported by NASDAQ and does not take into account the fact that many of the outstanding shares of common stock are restricted and may not be freely traded.

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

      The Company promotes it's technology through the formation of joint ventures, partnerships and other forms of affiliated entities.
To date, the Company has constructed two plant facilities, through such affiliated entities, designed to employ the TAC Process. However, from inception through August 31, 1996, the Company has derived no revenue from the operations.

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

      The Company, which has devoted itself primarily to the research and development of the TAC Process, has incurred a net loss of approximately $61,050,023 from inception through August 31, 1996. The Company has obtained its working capital almost exclusively from the private placement of its securities, a public stock offering, a public offering of its convertible debentures and related party and non-related party debt. The Company's continued existence is dependent upon its ability to (1) generate sufficient cash flow to meet its continuing obligations on a timely basis, (2) obtain additional financing as may be required and
(3) ultimately to attain successful operations. There can be no assurance that these events will ever occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      The Company retained Cominco Engineering Services Ltd.,
(CESL),in Calgary, Alberta, Canada as its engineering services sub-contractor in Canada and undertook presentations to Canadian industry and the Canadian federal government on a project to construct plants in the region. In response to the high degree of interest shown in the Company's proposed project in Canada, the Company, through CESL, applied to the Canadian federal government for financial assistance to evaluate western Canadian raw materials for use in carbo-chlorination. A formal proposal was submitted by CESL in the Company's behalf in December, 1993, and this was approved by the federal government in May, 1994 under a Minerals
Development Agreement (MDA) to be completed by March 31, 1995.
Under the terms of the MDA the Canadian government would fund C$306,000 of project costs with the balance to be provided by industrial participants.

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

      Subsequently, once an expanded clay chlorination plant is operating profitably, the company intends to complete the
commercialization of its aluminum-from-clay technology.   This will
involve incorporation of electrolytic cells for the direct conversion of aluminum chloride to metallic aluminum. Such electrolytic conversion has already been demonstrated successfully on large scale by Alcoa and other companies. Due to the large scale of the commercialization effort the company believes that it will have to attract industrial partners in a joint venture development of this technology.

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


Patents

      The Company currently owns approximately three (3) patents on significant aspects of the TAC Process in the United States and has applications on file to register approximately five (5) additional such patents. In addition, the Company has approximately forty
(40) foreign patents registered in countries such as England, Hungary, Venezuela and Canada, and pending applications to register approximately seventeen (17) additional patents in those and other foreign countries. Generally, patents vary in duration from ten
(10) to twenty (20) years, with some dating from date of application and others from date of issuance. For example, in European countries such as Belgium, France and Great Britain, the duration of patents is twenty (20) years from the date of filing of the patent application.

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


Research and Development Activities

      From inception, the Company's primary business has been research and development of the TAC Process. For the three years ended August 31, 1996, the Company has spent and depreciated an aggregate of $266,662 in continuing research and development in the United States, Canada and overseas. These expenditures are shown by year in the following table:

                         Fiscal Years Ended August 31,

                              1996       1995        1994

Research and development  $  47,821   $ 65,384    $153,457

Employees

      At September 30, 1995, the Company had 4 full time employees.

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

                         Bid Price
                       Low       High
                      -----     ------
1995:
First Quarter,        3/16       5/16
Second Quarter,        1/8       9/32
Third Quarter,        5/32       11/32
Fourth Quarter,        1/8       5/16

1996:
First Quarter,        1/8        3/16
Second Quarter,       1/8        3/16
Third Quarter,        1/16       1/8
Fourth Quarter,       1/16       3/32


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

Item 5.  Selected Financial Data.

      The following selected financial data has been derived from the Company's financial statements. This selected financial data should be read in conjunction with the financial statements of the Company and notes related thereto appearing elsewhere herein. The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from its inception in 1966 through
August 31,  1995 of approximately  $61,050,023.   Although the
Company's investee (Armant) has constructed a facility that will employ the Company's patented processes, Armant has not achieved sustained commercial production, and the commercial viability of the processes has not been demonstrated. The recoverability of the Company's investment in and receivables from Armant is dependent on the applicable investee achieving sufficiently profitable commercial operations. These factors, among others, may indicate
that the Company will be unable to continue in existence.   The
financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and Notes thereto.

                                     Selected Financial Data
                                       Years Ended August 31.
                     1996           1995           1994           1993          1992
                    ------         ------         ------        ------        ------
Total
assets.........    $1,049,282     $4,507,997    $17,381,210   $17,363,976   $17,252,634

Net
loss...........    $6,864,124    $16,157,338     $2,313,295    $2,204,346    $3,618,120

Loss per
share of
common stock...         $.19           $.46           $.07          $.06         $.10


Long-term debt:
Convertible
Debenture......      $ 20,437        $20,437        $20,437       $20,437       $20,437

Long term debt:
Series "A-1"
debt...........   $19,866,905    $17,248,303    $14,292,931

Total
stockholders
equity.........  ($22,607,153)  ($15,743,029)      $414,309    $2,727,574    $4,931,950

The significant decrease in the Total stockholders equity is directly attributed to the Company's forced write down of its investment in Armant thereby increasing its loss while it seeks funding for Armant and its Canadian Operations.


Item 6.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Liquidity and Capital Resources

      During the fiscal year ended August 31, 1996, total assets decreased to $1,049,282 from $4,507,997 at August 31, 1995 and
$17,381,210 at August 31, 1994.   The recoverability of the
Company's investment in and advances to Armant of $894,425 is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 2 of Notes to Financial Statements). Total liabilities, including the new Series "A-1" Convertible Promissory Note increased from $14,292,931 at August 31, 1994 to $17,248,303 at August 31, 1995 to $19,866,905
at August 31, 1996. Cash on hand decreased from $5,051 at August 31, 1995 to $3,750 at August 31, 1996.

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


Working Capital Meeting Operating Needs and Commitments

      Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through August 31, 1996, of approximately $61,050,023. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented processes, Armant has not achieved continuous commercial production, and the commercial viability of the processes has not been demonstrated. TACMA has not commenced commercial production and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant, is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.


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

      In light of the Company's net operating loss carry-forwards of approximately $49,550,724 at August 31, 1996, management believes that none of the provisions of the Tax Reform Act of 1986 will in any respect have a material impact upon the Company's liquidity or earnings for the foreseeable future.

Results of Operations

      The Company had no operating revenues and reported net losses. The Company is considered to be a development stage enterprise; start-up activities have commenced, but the Company has received no revenue therefrom.


1996 Compared to 1995

      The net loss for the fiscal year ended August 31, 1996 was $6,864,124 compared to $16,157,338 in 1995. The loss in 1995 occured because the Company, due to prolonged delays in attaining funding was forced to write off a major part of its investment in the Armant Partership. Total expenses decreased from $2,490,204 in 1995 to $2,393,685 in 1996. During the same period, promotional, general and administrative expenses decreased to $375,421. During the year ended August 31, 1996, the company recognized $1,974,483 in interest expense compared to $2,000,363 in 1995. Also, during fiscal year ended August 31, 1996, the company recognized $4,470,439 loss from Armant. Again due to the prolong delays in attaining the necessary funding to restart the Armant Plant the company was force to write off a major part of its investment in the Armant Partnership. Armant has had no operation during this year except for routine maintenance and upkeep, and the Company recognizes the related loss.



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

PART III

Item 8.  Directors and Officers of the Company.

      The directors and officers of the Company and their ages are as follows:

        Name               Age        Position with the Company
      ------------        -----       ---------------------------
      Charles Toth         64         Chairman of the Board of
                                      Directors and Chief
                                      Executive Officer

      Gervase M. Chaplin   59         Sr. Vice President
                                      Engineering and Technology

      Glenn A. Nesty       84         Director

      Calvin J. Laiche     65         Director

      Russell Haas         59         Director


      Charles Toth, the Company's Chairman of the Board, founded the Company in 1966. Mr. Toth served as President from 1966 to 1974, when he resigned as President and was elected Chairman of the Board of Directors.

      Gervase M. Chaplin has been with the Company since January
1976, and currently holds the position of Senior Vice President, Engineering and Technology. He had previously been Manager of Process Development.
Dr. Chaplin has B.S. degrees in Chemistry, Geology, and Metallurgical Engineering and holds a Ph.D. in Chemical Engineering. He had previously served as Plant Manager for Newmont Mining and as Senior
Research Specialist with Exxon Production Research of Houston.

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

      Russell F. Haas, Director, has served as bank president for two local banks, during his 36 year tenure in the industry. For the past 5 years, Haas has turned his attention to management consulting, performing work for local entrepreneurs. He brings to the board, a vast array of knowledge in the financial and management field.


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
                                                        Other
                                                        Compensation
                                        Cash            Securities
Name of Individual                      Compensation    Properties
or NO. of Persons     Capacities in     Salaries,       Personal
in Group              which served      Fees, Bonus     Benefits
------------------    --------------    ------------    -------------
Gervase M. Chaplin    Vice President    $96,000 (1)

Charles Toth          Chairman of the   $75,000 (1)
                      Board

      (1) Due to the company's chronic cash shortage, these officers elected to accrue all of their salaries.

      (b)  Other Compensation.  On August 28, 1992, there was an
Executive Board Committee Meeting, and subsequently approved by the Board of Directors in which Mr. Charles Toth, Chairman, received a one time compensation package from Toth Aluminum. On August 31, 1992,
Mr. Toth was owed a total of $1,735,339. This sum is composed of three figures, a) Accrued salary plus accrued interest of $489,375, b) Cash advances plus accrued interest for a total of $590,139, c) Toth Aluminum's expenses paid by Charles Toth plus accrued interest for a total of $655,825.

      Mr. Toth was also awarded a one time compensation equal to 15% of the total amount loaned to Toth Aluminum which required Mr. Toth's personal endorsement and/or co-signature, to effectuate the loaning of the money or continuance of the loan until such time as Toth Aluminum has the availability of funds to pay these obligations in full. As of August 31, 1992, this compensation amount was equal to $1,140,000.

      In addition, Mr. Toth was awarded a one time compensation for his loss incurred while selling his personal assets below market value, at "fire sale prices", on behalf of Toth Aluminum.

      Finally, the Executive Committee determined and the Board of Directors approved a settlement for the 16(b) lawsuit against Mr. Toth.
The lawsuit should be settled for the sum of $730,000. This amount reflects the extenuating circumstances in which Mr. Toth had to go to raise funds for the company. Furthermore, the Executive Committee believes that no additional benefits would arise out of prolonging this lawsuit.
As part of this compensation package, the Executive Committee felt that Mr. Toth's continued financial support of the Company was paramount, without his financial support, Toth Aluminum would be unable to survive. Mr. Toth accepted this compensation package with the understanding that, 1) this entire compensation package of $4,075,339 is to be issued under the company's Series "A"
Promissory Note, 2) the amounts represented herein are to be audited where applicable and, 3) upon shareholder approval to increase the authorized number of shares sufficient so that the Series "A" debt could be converted into TAC common stock.

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

      As of August 31, 1996, Charles Toth, the Company's founder and Chairman of the Board, had loaned the Company an aggregate of $2,598,100, plus accruing interest of $793,549. The total outstanding balance is accruing interest at twelve (12.0%) percent and is payable on demand. Also see section Part III item 9, subsection (b) Other Compensation.

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

Charles Toth                    December 16, 1996
Charles Toth
Chairman of the Board
of Directors and Chief
Executive Officer

Charles Ernest Toth Jr.         December 16, 1996
Charles Ernest Toth Jr.
Treasurer


Glenn Nesty
Director

Calvin J. Laiche                December 16, 1996
Calvin J. Laiche
Director

Russell Haas                    December 16, 1996
Russell Haas
Director

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

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) COMBINED
BALANCE SHEETS, AUGUST 31, 1996 AND 1995              (Unaudited)

                                           1996               1995
                                          ------             ------
ASSETS

CURRENT ASSETS:
Cash ...............................    $ 3,750             $ 5,051
Accounts receivable:
   Officers and employees...........
   Other............................     10,787              10,787
Prepaid:
   Leases ..........................
   Other............................
Total current assets................     14,537              15,838

INVESTMENTS IN AND ADVANCES TO:
   TACMA India Limited..............
   Armant Partnership...............    894,425           4,267,350
Total...............................    894,425           4,267,350

PROPERTY, PLANT AND
   EQUIPMENT - Net..................    103,159            156,384

PREPAID LEASES .....................

PATENTS AND PATENT RIGHTS (net of
   accumulated amortization: .......     37,161             68,425

TOTAL.............................. $ 1,049,282        $ 4,507,997


See notes to financial statement

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) COMBINED
BALANCE SHEETS, AUGUST 31, 1996 AND 1995                (Unaudited)

                                            1996               1995
LIABILITIES                                ------             ------
CURRENT LIABILITIES:
Notes payable-related parties......   $      -          $      -
Notes payable-bank.................          -                 -
Notes payable-other ...............        300,000          300,000
Accounts payable:
   Trade...........................        391,246          334,375
   Officers and employees..........        187,361          108,062
Accrued salaries ..................      1,676,994        1,457,032
Accrued expenses ..................          -                 -
Accrued interest payable...........      1,163,492          732,817
Total current liabilities..........      3,719,093        2,932,286

DEFERRED CREDIT ...................         50,000           50,000

SERIES "A-1" Convertible
Promissory Note (CPN)1
  CPN Related Parties
     Principal.....................      7,398,265        6,726,150
     Accrued interest payable......      3,147,378        2,279,103
  CPN Other Parties
     Principal.....................      5,978,421        5,575,742
     Accrued interest payable......      3,342,841        2,667,308
     Total Series "A-1" Notes......     19,866,905       17,248,303

CONVERTIBLE DEBENTURES PAYABLE
   (net of discounts, commissions,
    and offering costs of).........        20,437           20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value;
   Authorized 36,000,000 shares;
   issued and outstanding:
   35,466,193 shares in 1996
   and 35,466,193 shares in 1995....   38,258,096*     38,258,096*
Common stock subscribed.............       20,000          20,000
Paid in capital.....................      164,774         164,774
Deficit accumulated during
  the development stage.............  (61,050,023)    (54,185,899)
Total stockholders' equity..........  (22,607,153)    (15,743,029)

TOTAL...............................  $ 1,049,282     $ 4,507,997


*See section 11 of the "Notes to Financial Statements"

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994 AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 1996 Unaudited)

                                                                      FROM
                                                                  INCEPTION TO
                    .....FOR THE YEARS ENDED AUGUST 31.........     AUGUST 31,
                           1996          1995          1994           1996
                          ------        ------        ------         ------
COSTS AND EXPENSES:
Research and
  development.....        $ 43,781       $  65,384     $ 121,575    $7,687,440
Promotional,
  general and
  administrative..         375,421         424,457       155,375    15,051,455
Interest..........       1,974,483       2,000,363     1,805,534    10,599,468
                        ----------      ----------    ----------   -----------
Total.............       2,393,685       2,490,204     2,082,484    33,307,688
                        ==========      ==========    ==========   ===========

OTHER (INCOME) EXPENSE:

Loss in Investment
  and advances to
  Armant..........       3,458,715      12,774,110 A                16,232,825

Equity in Loss
  in Armant.......       1,011,724         893,024       230,811    11,148,472
                       -----------      ----------    ----------   -----------
NET LOSS..........       6,864,124      16,157,338     2,313,295    61,050,023
                       ===========      ==========    ==========   ===========
DEFICIT ACCUMULATED
DURING THE
DEVELOPMENT STAGE,
BEGINNING OF
PERIOD............     $54,185,899     $38,028,561   $35,715,266
                       -----------      ----------   -----------

DEFICIT ACCUMULATED
DURING THE
DEVELOPMENT STAGE,
END OF PERIOD.....     $61,050,023     $54,185,899   $38,028,561   $61,050,023
                       ===========     ===========    ===========  ===========

LOSS PER COMMON SHARE        $.19           $.46           $.07
                             ====           ====           ====

A Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $16,232,825 of its investment and advances in Armant.

See notes to financial statements

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED AUGUST 31, 1996, 1995, AND 1994 AND CUMULATIVE FOR THE PERIOD FROM
INCEPTION (AUGUST 1966) TO AUGUST 31, 1996

                                 ............................FOR THE YEARS ENDED AUGUST 31...............        FROM INCEPTION
                                 ..........1996....................1995..................1994............      TO AUGUST 31, 1996

                                     SHARE      AMOUNT        SHARE       AMOUNT       SHARE      AMOUNT        SHARES     AMOUNT
PREFERRED STOCK:
Balance beginning
 of period .................         -----      $ ----        -----       $ ----        ----     $   ----         ----     $  ----
Issued for cash to
 Louisiana residents
 ($25 per share)............                                                                                    10,656     266,400
Issued to officers,
 employees and consultants
 for services (assigned
 value of $25 per share)....                                                                                     1,344      33,600
Conversion of preferred
 stock to common stock                                                                                         (11,989)   (299,725)
Redeemed for cash ..........                                                                                       (11)       (275)
                                    _____        _____        _____          ____        ____         ____      ______      ______

Balance, end of period......        - 0 -        - 0 -        - 0 -         - 0 -       - 0 -         - 0 -      - 0 -       - 0 -
                                   ======       ======       ======        ======     =======        ======    =======     =======
COMMON STOCK:
Balance, beginning
 of period..................    35,446,193   38,428,176   35,446,193   38,428,176   35,446,193   38,428,176 35,446,196  38,428,176
Issued at inception
 (August 1966) to the
 founders for patent
 rights and services........                                                                                 4,400,000      27,500
Issued for cash on
 initial offering to
 Louisiana residents........                                                                                    80,000       4,875
Issued for cash
 pursuant to offering
 under Regulation A of
 Securities Act of 1933..                                                                                      232,740     290,925
Issued for Cash.............                                                                                11,417,494  17,538,195
Issued to officers,
 employees, directors
 and consultants for
 services...................                                                                                 2,462,576   2,225,807
Issued for merchant
 banking services                                                                                               98,800     247,000
Issued for underwriting
 commissions of common
 stock sales................                                                                                    87,860     233,806
Issued for commission
 on sales of Armant
 Partnership units..........                                                                                    26,812      53,625
Issued in the acquisition
 of subsidiary..............                                                                                   500,000   1,830,000
Returned on divestiture
 of subsidiary..............                                                                                  (500,000) (1,400,000)
Issued upon divestiture
 of subsidiary..............                                                                                   131,854     482,586
Issued upon cancellation
 of indebtedness............                                                                                 4,139,731   4,936,561
Issued upon conversion
 of debenture...............                                                                                 3,222,479   3,946,307
Issued upon exercise of
 warrants and options.......                                                                                 6,253,950   6,473,943
Issued for prepaid leases...                                                                                   497,353     778,706
Issued upon conversion
 of preferred stock to
 common stock...............                                                                                 1,195,940     299,725
Issued for the
 acquisition of assets                                                                                         118,934      89,200
Issued in satisfaction
 of prepaid royalties.......                                                                                   200,000     172,760
Issued in settlement
 of litigation..............                                                                                   130,000     157,000
Common stock subject
 to rescission..............                                                                                 1,096,900   1,371,125
                                ----------   ----------   ----------   ----------   ----------   ---------- ---------- -----------
Common stock subscribed.....                                                                                                  -
                                ----------   ----------   ----------   ----------   ----------   ---------- ----------  ----------
Balance, end of period......    35,466,193   38,428,176   35,466,193   38,428,176   35,446,193   38,428,176 35,466,193  38,428,176
                                ==========   ----------   ==========   ----------   ----------   ========== ---------- ===========

See notes to financial statements.

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS EQUITY (Continued)
                                ........................FOR THE YEARS ENDED AUGUST 31....................        FROM INCEPTION
                                ..............1996..................1995..................1994...........      TO AUGUST 31, 1996
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
                                                 ________               ________            ________                     ________


DEFICIT ACCUMULATED DURING
   THE DEVELOPMENT STAGE:
Balance, beginning
  of period.................                  (54,185,899)           (38,028,561)        (35,715,266)
New Loss....................                  ( 6,864,124)           (16,157,338)         (2,313,295)                 (61,050,023)
                                              -----------            -----------        ------------                  ------------
Balance, end of period......                  (61,050,023)           (54,185,899)        (38,028,561)                 (61,050,023)

TOTAL STOCKHOLDERS EQUITY...                  (22,607,153)           (15,743,029)            414,309                  (22,607,153)


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 1996, 1995,AND 1994
AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 1996

                                                                             FROM INCEPTION
                               .......FOR THE YEARS ENDED AUGUST 31......    TO AUGUST 31,
                                     1996           1995           1994            1996
                                    ------         ------         ------          ------
OPERATING ACTIVITIES

NET LOSS....................      $(6,864,124)  $(16,157,338)   $(2,313,295)   $(61,050,023)

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH
 PROVIDED BY OPERATING
 ACTIVITIES:
  Depreciation and
   amortization............            53,225         53,225         23,910       1,081,916
  Amortization and write
   off of patents..........            31,264         31,264         17,514         403,657
  Amortization of
   financing costs.........                                                          95,000
  Loss on divestiture
   of subsidiaries.........                                                         912,586
  Amortization of prepaid
   leases..................                                                         302,424
  Losses from joint
    venture................         1,011,724        893,024        230,811       9,605,994
  Other....................                                                         111,616
  Proceeds from royalty
   prepayments.............                                                         172,760
  Prepayment of leases.....                                                         (16,104)
  Disposition of property,
   plant and equipment.....                                                          27,745

CHANGES IN OPERATING ASSETS
 AND LIABILITIES:
  Decrease (Increase)
   in accounts receivable..                                         (63,174)        (10,787)
  Decrease (Increase)in
   prepaid expenses........                                          (7,350)        (27,371)
  Increase (Decrease) in
   accounts payable........           786,807        506,586        (82,762)     10,853,501
  Increase (Decrease) in
   notes payable...........         1,074,794      2,088,679        703,552      17,109,985
                                  -----------      ---------      ---------      ----------
                                  $(3,906,310)  $(12,584,566)      $893,022    $(19,352,043)

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS - (Continued)


                                                                             FROM INCEPTION
                                  ......FOR THE YEARS ENDED AUGUST 31......  TO AUGUST 31,
                                     1996           1995           1994            1996
                                    ------         ------         ------          ------

INVESTING ACTIVITIES:
 Purchase of property,
   plant and equipment.....                                                      (1,159,046)
 Acquisition of patents....                                          (3,208)       (443,475)
 Investment of certifi-
   cates of deposit........                                                      (3,995,000)
   Cash investments in and
   advances to TACMA.......                                                      (1,076,595)
 Cash investments in and
   advances to Armant......           446,294       (203,226)       (45,226)    (21,065,589)
 Write off of Investments
    and Cash advances to
    Armant.................         3,458,715     12,774,110                     16,232,825
 Redemption of certifi-
   cates of deposit........                                                       3,995,000
 Proceeds from sale of
   net profit interest.....                                                          50,000
                                   ----------       --------      ---------    ------------
                                    3,905,009        (45,226)      (177,727)     (7,459,278)
                                   ----------       --------      ---------    ------------
FINANCING ACTIVITIES:
  Stock issued for cash....                                                      18,481,076
  Preferred stock issued
   for cash................                                                         266,400
  Proceeds from long
   term obligations........                                                       1,430,349
  Proceeds from warrants
   issued for cash.........
  6,236,507
  Common stock issuance
   costs...................                                                       (166,550)
  Issuance of convert-
   ible debentures.........                                                      1,913,963
  Cash received upon
   conversion of debentures
   to common stock.........                                                        112,999
  Payment of long term
   obligations.............                                                     (1,457,071)
                                   ----------       --------      ---------    ------------
                                                                                26,817,673
                                   ----------       --------      ---------    ------------



INCREASE (DECREASE) IN CASH        $   (1,301)       (14,403)        18,879         (1,301)

CASH BEGINNING OF PERIOD                5,051         19,454            573
                                   ----------       --------      ---------     ----------
CASH END OF PERIOD                 $    3,750      $   5,051       $ 19,454     $    3,750
                                   ==========      =========     ==========     ==========

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31, 1996,
1995 AND 1994 AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 1996

1.  ORGANIZATION AND ACCOUNTING POLICIES

Going Concern Basis

      The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through August 31, 1996, and August 31, 1995, of $61,050,023 and $54,185,899, respectively.
Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA has been inactive and Armant has not achieved continuous commercial production. The Company has determined that the operating plant of each investee will require further modifications before commercial production can be achieved. This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA. No such activities are currently planned at TACMA.

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


Related Party Transactions

      A significant aspect of the Company's business activities consists of transactions with related parties. The following summarizes significant assets at August 31, 1996 and 1995 arising from transactions with related parties:


                                             August 31,
                                       1996            1995

Advances to Armant (Note 2)        $ 16,819,407     $17,245,407

Less write off due to the
  Prolonged delay in
  Obtaining funding                 (16,232,825)   (12,774,110)

Prepaid leases (Note 4)
                                   ------------    ------------
  Total                             $   586,582     $ 4,267,350
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


Loss Per Common Share

      Loss per common share is computed based upon the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding for the fiscal years ended
August 31, 1996, and 1995 was 35,466,193, and 35,466,193, respectively.
The Company has options outstanding that are common stock equivalents which are not considered in the computation of loss per share since the effect would be anti-dilutive.


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


Statement of Cash Flows

      In November, 1987, the Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows". The Company adopted provisions of the statement in its 1988 financial statements and restated previously reported statements of changes in financial position for 1996, 1995 and the statement from inception to August 31, 1996.

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

      During November 1984, the Company loaned $3,995,000 to Armant, resulting in the Company now having a receivable from Armant in the amount of $3,995,000 bearing interest at 13.5% per annum. As of August 31, 1988, the Company had made additional cash advances to the Armant Partnership totaling $16,819,407, bearing interest at 12% per annum. The Company has also liquidated $240,000 of Armant's notes payable plus accrued interest due to a corporation controlled by a member of the Company's Board of Directors by issuing
240,000 shares of the Company's restricted common stock. As a result the Company recorded a receivable from Armant of $276,000 bearing interest at 12% per annum. The Company had additional non-interest bearing receivables from Armant totaling $173,000 which were incurred in fiscal 1984, resulting from billing under a service agreement. Subsequent to that date all costs, including general and administrative cost, incurred by the Company related to the construction and operation of the Armant Plant, have been absorbed by the Company and expensed as incurred. As of August 31, 1990, the Company has guaranteed $525,000 of Armant's bank debt plus accrued interest.

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

      During fiscal years 1995 and 1996, the prolonged delay in securing the necessary funding to restart the Armant Pant forced the Company to write off a significant portion of the Armant assets. Costs capitalized and deferred by Armant consisted of the following:

                                                       August 31,
                                                1996             1995
                                               ------           ------
Direct carbo-chlorination
 plant costs:

  Process equipment...............           $ 5,473,000     $ 6,846,000
  Other equipment.................                27,000          50,000
  Leasehold improvements..........               175,000         200,000
                                             -----------     -----------
                                               5,675,000       7,096,000
Self-construction and start-up costs:

  Salaries:
     Engineering .................               427,000        508,000
     Plant construction and
       operations.................             2,914,000      3,214,000
     Indirect labor and overhead..               425,000        585,000
                                               ---------      ---------
                                               3,766,000      4,307,000
Related costs:
     Plant operations.............                    -            -
     Direct and indirect plant
       and material costs.........                    -            -
     Technical outside services...                    -            -
     Other........................                    -            -
                                               ---------      ---------
                                                      -            -

Interest costs:
      Payable to Toth
        Aluminum Corporation......                    -            -
      Other.................................          -            -
                                               ---------      ---------
                                                      -            -
                                               ---------      ---------
                                             $ 9,441,000    $11,403,000


      Presented below is summarized financial information of Armant. Beginning September 1, 1986, Armant elected to discontinue capitalizing costs not directly associated with plant construction. Prior to September 1, 1986, all costs were capitalized and deferred.

                                                  August 31,
                                             1996            1995
                                            ------          ------
Assets:

    Plant and equipment...............   $ 9,441,000        $11,403,000
    Other.............................       737,000            945,000
                                         -----------        -----------
    Total.............................   $10,178,000        $12,348,000
                                         ===========        ===========
Liabilities and Equity:

    Notes payable - Toth Aluminum
    Corporation.......................   $ 8,494,000        $ 9,625,000
    Notes payable - Bank..............       525,000            525,000
    Payables - Toth Aluminum Corp.....    13,950,000         14,550,000
    Other payables....................       547,000            647,000

    Equity - Toth Aluminum Corporation   (13,325,000)       (12,986,000)
      - Other.........................       (13,000)           (13,000)
                                         (13,338,000)       (12,999,000)
                                        ------------       ------------
   Total..............................  $ 10,178,000       $ 12,348,000
                                        ============       ============

                                               Year Ended August 31,
                                               1996             1995
                                              ------           ------
Statement of Plant Expenses
   Direct plant costs.................   $   267,000         $  247,000
   Interest Expense...................     2,945,000          3,222,000
   Interest Expensed Prior years......
   General and administrative costs...       179,000             95,000
                                         -----------        -----------
   Net loss                              $ 3,391,000        $ 3,700,000
                                         ===========        ===========

                                                  August 31,
                                             1996              1995
                                            ------            ------
Payable to and Equity of Toth Aluminum
   Corporation

   Notes payable......................  $19,375,000        $22,602,000
   Payables...........................    7,425,000          8,560,000
   Beginning equity of the Company....   (5,560,000)        (5,560,000)
        Less:  Loss from Armant.......   (9,375,000)        (8,594,000)
         Affiliates interest
         capitalized by Armant, but
         not accrued by the Company...   (5,620,000)        (5,620,000)
        Expensed by Armant, but not
         accrued by the Company.......   (5,351,000)        (7,121,000)
                                        -----------       ------------
       Investment in and advances to
            Armant....................  $   894,000       $  4,267,000
                                        ===========       ============

3.  PROPERTY, PLANT AND EQUIPMENT

      At August 31, 1996 and 1995, the Company's property, plant and equipment consisted of the following:
                                               1996              1995
                                              ------            ------
  Equipment............................ $     15,325         $  15,325
  Furniture and fixtures...............       99,636            99,636
  Leasehold improvements...............      355,127           355,127
  Autos, tractors and trucks...........       39,800            39,800
                                            --------          --------
                                             509,888           509,888

   Accumulated depreciation and
    amortization.......................     (406,726)         (353,501)
                                           ---------        ----------
   Property, plant and equipment - net.    $ 103,159        $  156,384
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

      During fiscal years 1985 and 1984 the Company, in its capacity as general partner, negotiated loans of approximately $2.4 million for the Armant Partnership using the property as collateral. Approximately $525,000 of these loans remained outstanding at August 31, 1996.

5.  NOTES PAYABLE

     Notes payable consisted of the following:
                                                       August 31,
                                                  1996           1995
                                                 ------         ------
     Notes payable to bank,
       collateralized(A):
         At 12% ...........................     $     -        $     -
     Demand notes payable to other
       parties, unsecured (A):
         At 12% ...........................           -              -
     Demand notes, and payable to
       related parties, unsecured (A):
         At 12%............................      2,555,601     2,199,469
                                                ----------    ----------
     Series "A-1" Convertible
        Promissory Notes
         Payable to related parties........      7,398,265     6,726,150
         Payable to others.................      5,978,421     5,575,742
                                              ============   ===========
     Total..................................  $ 15,932,287   $14,501,361

  A) Partial or full collateralized by a pledge of personal assets owned by the Company's Chairman of the Board.


     Bank borrowings and applicable interest rates were as follows:

                                          1996           1995         1994

Balance at end of period..........    $    -0-       $    -0-     $     -0-
Maximum amount outstanding........         -0-            -0-           -0-
Weighted average amount
   outstanding....................         -0-            -0-           -0-
Weighted average interest rate
   during the year................          -              -             -
Weighted average interest rate
   at year end....................          -              -             -

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

                                   Expires in Year
                   Ending August 31,                Amount
                   -----------------               --------

                      1996                          539,500
                      1997                          262,300
                      1998                          697,200
                      1999                          767,700
                      2000                          377,500
                      2001                        1,608,600
                      2002                        1,407,200
                      2003                        8,045,300
                      2004                        1,931,000
                      2005                        1,524,000
                      2006                        1,234,000
                      2007                        3,618,000
                      2008                        2,204,000
                      2009                        2,313,000
                      2010                       16,157,300
                      2011                        6,864,124
                                                -----------
                      Total                    $ 49,550,724
                                               ============

8.  STOCK OPTIONS AND WARRANTS

Stock Option Plans:

     The Company's Board of Directors has, at various dates, awarded options to individuals to purchase the Company's common stock. During fiscal year 1996 no options were exercised. The following information is furnished with respect to options and warrants outstanding.

                                            Number of Shares at
                                          August 31,    August 31,
                                             1996          1995
                                          --------      ---------
            Exercise Price

            Options:

                  $2.00-2.84               30,000        30,000
                  $4.00-5.00                5,000         5,000

            Warrants:
                                          -------       -------
            Total                          35,000        35,000
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

     The table below sets forth common stock issuances from inception of the Company to August 31, 1996, and together with the nature of the consideration received, the range of per share prices, and the average per share price. The number of shares issued and per share prices have been adjusted, where applicable, for stock splits.


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

Total...........................
                                  -----------   ------------
Total at August 31, 1991........   35,416,193    $38,396,926
                                  ===========   ============

                                       Number of   Total Dollar   Price Per Share
                                    Shares Issued  Consideration  Range     Average
                                    -------------  -------------  -----     -------
From September 1, 1991
  to August 31, 1992:


Issued for cash ................       50,000         31,250      .50-.75    .63
Issued to officers, employees,
 directors and consultants for
 services.......................
Issued upon payment of common
 stock subscribed...............

Total...........................       50,000         31,250
                                   ----------    -----------
Total at August 31, 1992........   35,466,193    $38,428,176
                                   ==========    ===========

                                       Number of   Total Dollar   Price Per Share
                                    Shares Issued  Consideration  Range     Average
                                    -------------  -------------  -----     -------
From September 1, 1992
  to August 31, 1996:

Issued for cash................

Issued to officers, employees,
 directors and consultants for
 services......................
Issued upon payment of common
 stock subscribed..............

Total
                                   -----------    ------------
Total at August 31, 1996           $35,466,193     $38,428,176
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

      If as intended the holders of the Series "A-1" Convertible Promissory Note were to convert today, this conversion would enhance the Stockholder's Equity section by increasing the Common Stock by $15,893,524, thereby increasing the Common Stock to 79,467,620, eliminating the same dollar value from the Company's liability. Management believes that of the total outstanding debt, more than 90% will eventually convert their debt into shareholder equity. Of the 10% who will not convert are companies or individuals which can not accept payment of the company's equity, such as lawyers and auditors.

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

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
Schedule IV - Indebtedness of and too Related Parties - Not Current

COL. A                COL. B             COL. C             COL. D           COL.E
                      ----------------------Indebtedness of------------------------

Name of               Balance at                                            Balance
Related Party         Beginning          Additions          Deductions          at
End

For the fiscal years
ended August 31,

1996
Armant                $ 25,788,136       $      -         $ 17,294,136A   $  8,494,000
TACMA*                $       -          $      -         $       -       $       -

1995
Armant                $ 38,562,246       $      -         $ 12,774,110A   $ 25,788,136
TACMA*                $       -          $      -         $       -       $       -

1994
Armant                $ 34,999,756       $ 3,565,490      $       -       $ 38,562,246
TACMA*                $       -          $      -         $       -       $       -

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

For the fiscal years
ended August 31,

1996
Armant                $   -                    -                  -               -
TACMA                 $   -                    -                  -               -

1995
Armant                $   -                    -                  -               -
TACMA                 $   -                    -                  -               -

1994
Armant                $   -                    -                  -               -
TACMA                 $   -                    -                  -               -

