Form 10-Q
period 1996-11-30
TOTH ALUMINUM CORP
filed 1997-01-16
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended:  November 30, 1996
               Commission File Number: 0-7568

                   TOTH ALUMINUM CORPORATION
       (Exact name of registrant as specified in its charter)

           LOUISIANA                      72-0646580
 (State or other jurisdiction of     (I.R.S. Employer Identification
  incorporation or organization)               Number)

    Highway 18,--River Road, P. O. Box 250, Vacherie, LA 70090
      (Address of principal executive offices)   (Zip code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common stock, without par value                      35,466,193
        Class                          Outstanding at November 30,1996

                     TOTH ALUMINUM CORPORATION
                     	INDEX TO FORM 10-Q
              For the Quarter Ended November 30, 1996

Part I 	Financial Information (Unaudited)

Balance Sheets - November 30, 1996
        and August 31, 1996............................

Statements of Operations - Three Months
        Ended November 30, 1996 and 1995 ..............

Statements of Cash Flows - Three Months
        Ended November 30, 1996 and 1995 ..............

Notes to Financial Statements .........................

Management's Discussion and Analysis
of the Financial Conditions and Results
of Operations .........................................

Part II Other Information .............................


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS  (Unaudited)
                                          November 30,        August 31,

                                              1996               1996
ASSETS
CURRENT ASSETS:
Cash ....................................   $ 5,197             $ 3,750

Accounts receivable:
   Other..................................   10,787              10,787
Prepaid:
   Leases ................................      -                   -
   Other.................................. _________          ________
Total current assets......................   15,984             14,537
INVESTMENTS IN AND ADVANCES TO:
   Armant Partnership.....................  466,690            894,425

PROPERTY, PLANT AND EQUIPMENT - Net.......   89,852            103,159

PREPAID LEASES ...........................       -                 -


PATENTS AND PATENT RIGHTS (net of
   accumulated amortization: ...........      7,368             37,161


TOTAL..................................... $ 579,894       $ 1,049,282

                                             November 30,     August 31,
                                                1996             1996
LIABILITIES

CURRENT LIABILITIES:
 Notes payable-related parties.............     $    -              -
 Notes payable-bank.....................             -              -
 Notes payable-other ......................     300,000         300,000
  Accounts payable:
   Trade...................................     421,389         391,246
   Officers and employees..................     204,421         187,361
   Accrued salaries .......................   1,737,306       1,676,994
   Accrued expenses .......................      37,871             -
   Accrued interest payable................   1,240,334       1,163,492
 Total current liabilities.................   3,941,321       3,719,093


DEFERRED CREDIT ..........................       50,000          50,000

Series "A-1" Convertible Promissory Note1 (CPN)
 CPN Related Parties
     Principal...........................     7,398,265       7,398,265
     Accrued interest payable............     3,369,325       3,147,378
 CPN Other Parties
     Principal...........................     5,978,421       5,978,421
     Accrued interest payable............     3,522,193       3,342,841
     Total Series "A-1" Notes............    20,268,204      19,866,905

CONVERTIBLE DEBENTURES PAYABLE
   (net of discounts, commissions,
    and offering costs of:................       20,437          20,437


STOCKHOLDERS' EQUITY:
Common stock - no par value................  38,258,096*     38,258,096*
Common stock warrants......................
Common stock subscribed....................      20,000          20,000
Paid in capital............................     164,774         164,774
Deficit accumulated during the development
stage...................................... (62,142,938)    (61,050,023)

Total stockholders' equity................. (23,700,068)    (22,607,153)



TOTAL......................................  $  579,894     $ 1,049,282

* See Section 11, "Notes to Financial Statements" of the August 31, 1996 10-K.


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE
FOR THE QUARTER ENDED NOVEMBER 30, 1996  (Unaudited)

                                         Three Months Ended     From Inception
                                              November 30       To November 30,
                                           1996        1995           1996
COSTS AND EXPENSES:
   Research and
      Development.................      $ 1,421      $12,841       $ 7,688,861
   Promotional,
      general and
      administrative..............      123,641      127,384        15,175,096
   Interest.......................      478,141      472,172         9,458,195
   Total..........................  $   603,203    $ 612,397        33,941,566

OTHER (INCOME) EXPENSE:

   Loss in Investment and Advances
      To Armant...................      427,735   16,950,536
   Equity in
      loss of Armant..............      102,364      189,750       11,250,836

NET LOSS............ ............. $  1,133,302    $ 802,147       62,142,938


LOSS PER
   COMMON SHARE...................	$  .03	$  .02


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOW
                                      Three Months Ended       From Inception
                                          November 30,         To November 30,
                                        1996         1995              1996
OPERATING ACTIVITIES
NET LOSS.........................   $(1,133,302)   $(802,147)    ($ 62,142,938)

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:

 Depreciation and
   amortization.................         13,306       13,306         1,095,222
 Amortization and write
   off of patents...............         29,793        7,816           433,450
 Amortization of prepaid
   leases.......................             -            -            302,424
 Amortization of financing
   Cost.........................                                        95,000
 Loss on divesture of
   Subsidiaries.................                                       912,586
 Loss from joint venture........        102,364      189,750         9,708,358
 Other..........................                                       111,616
 Proceeds from royalty
   Prepayments..................                                       172,760
 Prepayment of Leases...........                                       (16,104)
 Disposition of property,
   Plant, and equipment.........                                        27,745

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable.................                                        (10,787)
  Decrease (Increase) in
    Prepaid expenses...........                                        (27,371)
  Increase in accounts payable
    and accrued expenses.......         222,228       86,734        12,075,729
  Increase (decrease) in notes
    notes payable..............         324,673      508,863        17,618,109
                                       (440,938)       4,322     ($ 19,644,201)



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS

                                       Three Months Ended      From Inception
                                           November 30,        To November 30,
                                        1996          1995             1996

INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment................           -       -            ($ 1,159,046)
  Acquisition of patents.........                                    (443,475)
  Investment of Certificates
    of Deposit...................                                  (3,995,000)
  Cash investment in and
    Advances to TACMA............                                  (1,076,595)
  Write off of Investments
    And Cash Advances to Armant..       427,735                    16,950,110
  Cash investments in and
    advances to Armant...........        18,400       (6,600)     (21,500,089)
  Redemption of Certificates
    of Deposit...................                                   3,995,000
  Proceeds from sale of net
    Profit interest..............                                 $    50,000
                                        446,135       (6,600)     ($7,178,669)

FINANCING ACTIVITIES:

  Stock issued or subscribed
    For cash....................                                   18,481,076
  Preferred stock issued
    For cash....................                                      266,400
  Proceeds from long term
    Obligations.................                                    1,430,349
  Proceeds from warrants
    Issued for cash.............                                    6,236,507
  Common stock issuance
    cost........................                                     (166,550)
  Issuance of convertible
    Debentures..................                                    1,913,963
  Cash received upon
    Conversion of debentures
    To common stock.............                                      112,999
  Payment of long term
    Obligations.................                                   (1,457,071)
                                            -            -         26,817,673

INCREASE (DECREASE) IN CASH               1,447       (2,278)           5,197
CASH BEGINNING OF PERIOD                  3,750        5,051
CASH END OF PERIOD                        5,197        2,773            5,197



TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. 	In the opinion of management, the accompanying condensed
financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of November 30, 1996, and the results of its operations and changes in financial position for the three months then ended.

The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-
K, dated August 31, 1996.

2.	The accompanying financial statements of the Company have
been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through November 30, 1996, and August 31, 1996, of $62,142,938 and $61,050,023, respectively.
Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA has been inactive and Armant has not achieved continuous commercial production. The Company has determined that the operating plant of each investee will require further modifications before commercial production can be achieved. This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA. No such activities are currently planned at TACMA.

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

The Company has actively evaluated the raw material resources in Western Canada and is attempting to secure the necessary funding to construct a metal chlorides plant in Canada. The Company intends to fund the capital and operating needs of the Canadian operation through the formation of a joint venture with either industrial or venture partners in Canada. Management believes that a metal chlorides plant in Canada will be of a size to be commercially viable and will earn a significant profit. The metal chlorides plant being planned for Canada will have a capacity of 50,000 metric tons per year (seven times larger than the Armant plant) and will incorporate all of the process knowledge and proposed modifications resulting from the operation of the Armant facilities. Should the Company be able to successfully raise the required funds for either or both the Canadian operation and/or Armant, then the Company=s existence will be assured for the next twelve months.
The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to fund the operating and capital needs of Armant, and to obtain additional financing as may be required, and ultimately to attain successful operations. Should the Company be unable to obtain a joint venture partner(s) for either the Canadian operation or Armant, and/or funding from the DOE, it may experience significant difficulty raising funds to complete the required modifications to attain continuous production at Armant. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

During November 1984, the Company loaned $3,995,000 to
Armant, resulting in the Company now having a receivable from Armant in the amount of $3,995,000 bearing interest at 13.5% per annum. As of August 31, 1989 the Company had made additional cash advances to the Armant Partnership totaling $17,409,000, bearing interest at 12% per annum. The Company has also liquidated $240,000 of Armant's notes payable plus accrued interest due to a corporation controlled by a member of the Company's Board of Directors by issuing 240,000 shares of the Company's restricted common stock. As a result the Company recorded a receivable from Armant of $276,000 bearing interest at 12% per annum. The Company had additional non-interest bearing receivables from Armant totaling $173,000 which were incurred in fiscal 1984, resulting from billing under a service agreement. Subsequent to that date all costs, including general and administrative cost, incurred by the Company related to the construction and operation of the Armant Plant, have been absorbed by the Company and expensed as incurred. As of August 31, 1996, the Company has guaranteed nearly $525,000 of Armant's bank debt plus accrued interest.

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

Since the plant was shutdown in 1988 due to insufficient capital to maintain operations, the Company has been attempting to secure additional funds to enable it to modify and start-up the Armant plant. Significant effort has been devoted in the period 1988 to 1996 to securing funding from the DOE under the "Steel and Aluminum Energy Conservation and Technology Competitiveness Act of 1988".

Costs Capitalized and deferred by Armant consisted of the
following:
                                                 November 30   August 31
                                                   1996          1996
Direct carbo-chlorination plant costs:
Process equipment.......................	$ 4,120,000	$ 5,473,000
Other equipment.........................               -              7,000
Leasehold improvements..................            100,000         175,000
                                                  4,220,000       5,675,000
Self-construction and start-up costs:
Salaries
Engineering........................                 206,000         427,000
Plant construction and operations..               2,100,000       2,914,000
Indirect labor and overhead........                 319,000         425,000
                                                  2,625,000       3,766,000

                                                $ 6,845,000     $ 9,441,000


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

                                          November 30,    August 31,
                                             1996            1996
Assets:
Plant and equipment...................	  $ 6,845,000    $ 9,441,000
Other.................................        420,000        737,000
             Total....................    $ 7,265,000    $10,178,000

Liabilities and Equity
Notes payable - Toth Aluminum
  Corporation.........................    $ 7,881,000    $ 8,494,000
Notes payable - Banks.................        525,000        525,000
Payables - Toth Aluminum Corporation..     12,155,000     13,950,000
Other payables........................        241,000        547,000

Equity - Toth Aluminum Corporation....    (13,524,000)   (13,325,000)
       - Others.......................        (13,000)       (13,000)
                                          (13,537,000)   (13,338,000)

             Total.....................   $ 7,265,000    $10,178,000


                                                Three Months Ended
                                                    November 30,
                                                1996            1995
Statement of Plant Expenses
Direct plant costs....................    $     3,000    $     6,000
General and administrative costs......         11,000         14,000
Interest Expense......................         96,000        128,000
Net Loss..............................     $  110,000    $   148,000



                                            November 30,     August 31,
                                               1996             1996
Payable to and Equity of Toth Aluminum
 Corporation:

Notes payable.........................    $18,975,000       $19,375,000
Payables..............................      8,560,000         7,425,000
Beginning equity of the Company.......     (5,560,000)       (5,560,000)
Less: Loss from Armant................     (8,784,000)       (9,375,000)
Capitalized by Armant, but
       not accrued by the Company.....     (5,620,000)       (5,620,000)

Expensed by Armant but not accrued
   By the Company.....................	   (7,105,000)       (5,351,000)
Investment in and advances to
  Armant..............................    $   466,000    $      894,000

TACMA

In January 1982, the Company and an Indian company entered into a Promotion Agreement providing for the formation of TACMA. TACMA was formed to construct a plant in India designed to produce metal chloride through the use of the Company's carbo-chlorination processes. The Promotion Agreement provided for an initial capital contribution by the Company of approximately $42,800 in exchange for a 40% equity interest in TACMA. During the 1983 fiscal year, the Company and TACMA's other stockholder assigned to a third party the right to a 25% equity interest in TACMA in exchange for the third party's $200,000 advance to TACMA. A transfer of equity interest to the third party, which is subject to the prior approval of the Indian government, would have reduced the Company's equity interest in TACMA to 27 2%. The Company and the third party also entered into a separate agreement which provided that the third party could convey to the Company its right to the 25% equity interest in TACMA in exchange for 200,000 shares of the Company's common stock. During July 1987, the Company issued 200,000 shares of its common stock valued at $325,000 in exchange for the third party's rights to the additional equity in TACMA. Under this agreement, the transfer to the Company of the additional equity interest in TACMA, which is subject to the prior approval of the Indian government, would increase the Company's equity interest in TACMA to 52 2%.

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

Reference is made to Note 6 regarding a Swiss corporation's advance to TACMA, in 1982, on the Company's behalf. The Company recorded this advance as an additional investment in and advance to TACMA. The Swiss Corporation has not received payments equal to $50,000, and in 1995 they have requested action requiring the Company to replace or supplement its interest in TACMA. During 1996 the company issued a Series AA-1" Convertible Promissory Note to the Swiss Corporation for the original $50,000.00 plus accrued interest of $98,200 for a total of $148,000.


4.  NOTES PAYABLE

Notes payable consisted of the following:
                                              November 30,    August 31,
                                                 1996            1996
Notes payable to bank,
  collateralized (A):....................          -                -

Demand notes payable to related
  parties, unsecured (A): At 12% ........      2,777,829       2,555,601

     Demand notes payable to other parties,
       unsecured (A): At 12%.............          -               -

Series "A-1" Convertible Promissory Notes
        Payable to related parties.......      7,398,265       7,398,265
        Payable to others................      5,978,421       5,978,421

          Total..........................    $16,154,515     $15,932,287


A) Collateralized by a pledge of personal assets owned by the Company's Chairman of the Board.

5.	During 1988, the Company commenced a private offering of
1,500,000 units of its securities. Each unit consisted of one share of the Company's common stock and the right to acquire an option to purchase an additional share at a price equal to the original purchase price of the unit. As of November 30, 1988, the Company had sold 1,292,367 units and had issued option rights to purchase 1,292,367 shares with an exercise price ranging from $0.75 per share to $0.95 per share. Of the 1,292,367 units sold, during September 1988 27,386 units were issued in satisfaction of $20,539 of lease payments. The option is exercisable for a period of three years, commencing on the date that the Company's shareholders approve an increase in the authorized shares of the Company so as to permit the exercise of all of the options offered hereby, but in no event later than August 30, 1996. If no such authorization has been made prior to that date, options will automatically be converted into the Company's subordinated debt in a principal amount representing the difference between the closing bid price of the Company's common stock on August 30, 1996, and the exercise price of the option, bearing interest at the rate of 1% per month until paid.

6.  	The financial statements are summarized and reference is
made to the "NOTES TO FINANCIAL STATEMENTS" included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1996, as filed with the Securities and Exchange Commission.


Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Liquidity and Capital Resources

During the quarter ended November 30, 1996, total assets decreased from 1,049,282 to $579,896, and current assets increased from $14,537 to $15,984. While advances to Armant increased by $18,400 during the quarter, the investment in Armant was decreased by $427,735 from recognition of the Company's equity in loss of Armant. The recoverability of the Company's investment in and advances to Armant of $466,690 is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 3 of Notes to Financial Statements).

Current liabilities, increased from $3,719,093 to $3,941,321 during the same period. During the same period, accrued salaries increased by $60,312 and accrued interest increased by $76,842.

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

The Company, as general partner of Armant, has granted a continuing guarantee of Armant's outstanding bank debt of approximately $525,000 plus accrued interest. During the year ending August 31, 1996, the Company wrote down $16,950,536 of its investment in Armant. This write down occurred due to the prolonged delay in obtaining the necessary funding to restart the plant.

Working Capital Meeting Operating Needs and Commitments

From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through November 30, 1996, of approximately $62,142,938. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented processes, Armant has not achieved continuous commercial production, and the commercial viability of the processes has not been demonstrated. TACMA has not commenced commercial production and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant, is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.
 The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.
 Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible. Further, the planned expansion of the Armant Plant should enable it to achieve continuous production of alumina as well as metal chlorides. Management believes that continuous production capabilities should enable it to attain successful operations. This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA.
 No such activities are currently planned at TACMA.

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

The Company retained Cominco Engineering Services Ltd.,
(CESL),in Calgary, Alberta, Canada as its engineering services sub-contractor in Canada and undertook presentations to Canadian industry and the Canadian federal government on a project to construct plants in the region. In response to the high degree of interest shown in the Company's proposed project in Canada, the Company, through CESL, applied to the Canadian federal government for financial assistance to evaluate western Canadian raw materials for use in carbo-chlorination. A formal proposal was submitted by CESL in the Company's behalf in December, 1993, and this was approved by the federal government in May, 1995 under a Minerals Development Agreement (MDA) to be completed by May 31, 1996. Under the terms of the MDA the Canadian government would fund C$ 306,000 of project costs with the balance to be provided by industrial participants.

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

On August 30, 1996 the Company executed a Letter of
Understanding with Fluor Daniel, an engineering company located in Greenville, South Carolina, under which the company declared its intent to appoint Fluor Daniel as the Project Manager and Construction Manager of a project to construct a commercial Metal Chlorides Plant to manufacture aluminum chloride, silicon tetrachloride, titanium tetrachloride and other products from clay using the company's proprietary carbo-chlorination technology.

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

The net loss for the three months ended November 30, 1996, was $1,133,302 compared to $802,147 for the corresponding period in 1995.

The initial phase of construction of the Armant Plant was completed in December, 1983. Since that time, numerous test runs have been performed in an effort to achieve continuous commercial production of market grade metal chlorides. Subsequent to the Company's 1986 fiscal year end, Armant determined additional funding would be required to sustain successful operations. Therefore, because of unexpected construction delays and the continued lack of commercial production, Armant elected to discontinue capitalizing plant start-up costs as of August 31, 1986. The net loss recognized by Armant during the three months ended November 30, 1987, resulted primarily from expensing start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the three months ended November 30, 1996, was $102,364, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.



PART II.  Other Information

Item 1.  Legal Proceedings

See Item 10 of the Company's Form 10-K for the year ended
August 31, 1996, concerning legal proceedings.







                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




TOTH ALUMINUM CORPORATION
(Registrant)



BY:     Charles E. Toth Jr.
        Charles E. Toth Jr.
        Treasurer                      Date: January 14, 1997




BY:	 Charles Toth
         Charles Toth
         Chairman of the               Date: January 14, 1997
         Board of Directors
         and Chief Executive Officer