Form 10-Q
period 1997-02-28
TOTH ALUMINUM CORP
filed 1997-04-17
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended: February 28,1997
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

Common stock, without par value                      35,466,193
           Class                 Outstanding at February 28, 1997

                   TOTH ALUMINUM CORPORATION
                       INDEX TO FORM 10-Q

            For The Quarter Ended February 28, 1997



                                                    Page

Part I  Financial Information

  Balance Sheets - February 28, 1997
        and August 31,1996....................      3

    Statements of Operations - Six Months Ended
    February 28, 1997 and February 29, 1996....     5

    Statements of Cash Flows - Six Months Ended
    February 28, 1997 and February 29, 1996....     6

    Notes to Financial Statements..............     8

    Management's Discussion and Analysis
    of the Financial Conditions and
    Results of Operations......................     15



Part II Other
    Information................................     20

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)
                                         February 28,    AUGUST 31,
                                              1997         1996
ASSETS
CURRENT ASSETS:
        Cash.......................... $      118          3,750
        Accounts receivable-other.....                    10,787
Prepaid:
        Leases........................
        Other.........................

Total Current Assets..................        118        14,537


Property, Plant and Equipment Net......    89,852       103,159


OTHER ASSETS
Investments in and Advances to
     Armant Partnership Net...........    401,305       894,425
Patents and Patent Rights (net of
     accumulated amortization:........      1,952        37,161
Total Other Assets....................    403,257       931,586


TOTAL................................. $  493,227   $ 1,049,282

See notes to financial statement

                                      February 28,     August 31,
                                          1997            1996
LIABILITIES

CURRENT LIABILITIES:
Notes payable-related parties.........  $  23,100        $   -
Notes payable-bank....................         -             -
Notes payable-other ..................    300,000        300,000
Accounts payable:
     Trade............................    424,567        391,246
     Officers and employees...........    237,421        187,361
Accrued salaries .....................  1,806,472      1,676,994
Accrued expenses .....................     61,832            -
Accrued interest payable..............  1,325,935      1,163,492
Total current liabilities.............  4,179,327      3,719,093

DEFERRED CREDIT ......................     50,000         50,000

Series "A-1" Convertible Promissory Note1
  Related Parties
     Principal........................  7,398,265      7,398,265
     Accrued interest payable.........  3,813,220      3,147,378
 Non-Related Parties
     Principal........................  5,978,421      5,978,421
     Accrued interest payable.........  3,880,898      3,342,841
     Total Series "A-1" Notes......... 21,070,804     19,866,905

CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
     and offering costs of $1563......     20,437         20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value........... 38,258,096     38,258,096
Common stock subscribed...............     20,000         20,000
Paid in capital.......................    164,774        164,774
Deficit accumulated during the
     development stage................(63,270,211)   (61,050,023)
Total stockholders' equity............(24,827,341)   (22,607,153)


TOTAL................................ $   493,227    $ 1,049,282

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)

                         Three Months Ended    Six Months Ended  From Inception
                         February  February   February  February   to February
                            28,       29,        28,        29,          28,
                           1997      1996       1997       1996         1997

COSTS AND EXPENSES:

Research and
Development..........    $ 2,935    $ 1,834   $ 15,776   $  14,675    7,704,637

Promotional, general
and administrative...    110,450    125,375    234,091     250,040  15,285,546

Interest.............    888,201    392,167  1,366,342     864,339  10,346,396
 Total...............  1,001,586    519,376  1,616,209   1,129,054  33,336,579


OTHER (INCOME) EXPENSE:


Loss in Investment and
Advances to Armant(A)..  493,120               920,855              17,443,656


Equity in loss
of Armant............    619,570    245,676  1,239,140     556,573  12,489,976

NET LOSS.............$ 2,114,276  $ 765,052 $3,776,204  $1,685,627 $63,270,211


Loss Per Common Share.     $.05       $.02       $.10        $.04


(A)Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $17,443,656 of its investment and advances in Armant.


See notes to financial statements.

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOW
                                  Six Months Ended        From Inception
                                     February 28,         To February 28,
                                   1997          1996           1997
OPERATING ACTIVITIES
NET LOSS....................   $(3,776,204)   $(1,685,627)  ($63,270,211)

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:

 Depreciation and
   amortization.............        13,307         18,421      1,108,529
 Amortization and write
   off of patents...........        35,209         15,632        468,659
 Amortization of prepaid
   leases...................            -              -         302,424
 Amortization of financing
   Cost.....................                                      95,000
 Loss on divestiture of
   Subsidiaries.............                                     912,586
 Loss from joint venture....     1,239,140        556,573     10,127,928
 Other......................                                     111,616
 Proceeds from royalty
   Prepayments..............                                     172,760
 Prepayment of Leases.......                                     (16,104)
 Disposition of property,
   Plant, and equipment.....                                      27,745

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable..............        10,787                      (10,787)
  Decrease (Increase) in
    Prepaid expenses........                                    (27,371)
  Increase in accounts payable
    and accrued expenses....       437,134        451,292     12,312,863
  Increase (decrease) in notes
    notes payable...........     1,159,797        485,217     17,641,209
                                  (880,830)        71,119  ($ 20,032,367)

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
                                     Six Months Ended        From Inception
                                        February 29,         To February 29,
                                     1997        1996              1997
INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment...........       (13,307)       (19,211)  ($ 1,172,353)
  Acquisition of patents....                                    (443,475)
  Investment of Certificates
    of Deposit..............                                  (3,995,000)
  Cash investment in and
    Advances to TACMA.......                                  (1,076,595)
  Cash investments in and
    advances to Armant......       (30,350)       (46,550)   (21,530,439)
  Write off of Investments and
     Cash advance to Armant.       920,885                    17,387,674
  Redemption of Certificates
    of Deposit..............                                   3,995,000
  Proceeds from sale of net
    Profit interest.........                                  $   50,000
                                   877,198        (65,761)  ($ 6,785,188)
FINANCING ACTIVITIES:
  Stock issued or subscribed
    For cash................                                  18,481,076
  Preferred stock issued
    For cash................                                     266,400
  Proceeds from long term
    Obligations.............                                    1,430,349
  Proceeds from warrants
    Issued for cash.........                                    6,236,507
  Common stock issuance
    cost....................                                     (166,550)
  Issuance of convertible
    Debentures..............                                    1,913,963
  Cash received upon
    Conversion of debentures
    To common stock.........                                     112,999
  Payment of long term
    Obligations.............                                  (1,457,071)
                                        -            -        26,817,673

INCREASE (DECREASE) IN CASH         (3,632)         5,350            118
CASH BEGINNING OF PERIOD             3,750          5,051
CASH END OF PERIOD                     118         10,104            118
See notes to financial statements

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of February 28, 1997, and the results of its operations and changes in financial position for the three months then ended.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-
K, dated August 31, 1996.

2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through February 28, 1997, and August 31, 1996, of $63,270,211 and $61,050,023, respectively.
Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA has been inactive and Armant has not achieved continuous commercial production. The Company has determined that the operating plant of each investee will require further modifications before commercial production can be achieved. This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA. No such activities are currently planned at TACMA.

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

    During November 1984, the Company loaned $3,995,000 to Armant, resulting in the Company now having a receivable from Armant in the amount of $3,995,000 bearing interest at 13.5% per annum. As of August 31, 1989 the Company had made additional cash advances to the Armant Partnership totaling $21,530,000, bearing interest at 12% per annum. However the Company has written down $17,387,674 of this investment. The Company has also liquidated $240,000 of Armant's notes payable plus accrued interest due to a corporation controlled by a member of the Company's Board of Directors by issuing 240,000 shares of the Company's restricted common stock. As a result the Company recorded a receivable from Armant of $276,000 bearing interest at 12% per annum. The Company had additional non-interest bearing receivables from Armant totaling $173,000 which were incurred in fiscal 1984, resulting from billing under a service agreement. Subsequent to that date all costs, including general and administrative cost, incurred by the Company related to the construction and operation of the Armant Plant, have been absorbed by the Company and expensed as incurred. As of February 28, 1997, the Company has guaranteed nearly $525,000 of Armant's bank debt plus accrued interest.

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

After an extensive revaluation of the Armant Partnership, Management determined that the cost capitalized and deferred must be written down in accordance with Generally Accepted Accounting Practices. Although the Company believes the Armant Plant will ultimately achieve production, the prolonged delays in attaining the needed capital to restart the Armant Plant has forced the Company to write down $17,387,000 in capitalized costs.

Costs capitalized and deferred by Armant consisted of the following:

                                      February 28,     August 31,
                                         1997            1996
Direct carbo-chlorination
plant costs:

  Process equipment................   $ 2,785,000     $ 5,473,000
  Other equipment..................          -             27,000
  Leasehold improvements...........       125,000         175,000
                                        2,910,000       5,675,000

Self-construction and start-up costs:
  Salaries:
     Engineering ..................       330,000         427,000
     Plant construction and
     operations....................     2,100,000       3,214,000
     Indirect labor and overhead...       307,000         425,000
                                        2,737,000       3,766,000

  Related costs:
     Plant operations..............          -               -
     Direct and indirect plant and
     material costs................          -               -
     Technical outside services....          -               -
     Other.........................          -               -
                                             -               -

  Interest costs:
     Payable to Toth Aluminum
     Corporation...................          -               -
     Other.........................          -               -
                                             -               -

                                     $  5,647,000     $ 9,441,000


    Presented below is summarized financial information of Armant. Beginning September 1, 1986, Armant elected to discontinue capitalizing costs not directly associated with plant construction. Further, Armant elected to discontinue capitalizing interest costs in 1988 and reversed all interest costs that had been capitalized in 1988. Prior to September 1, 1986, all costs were capitalized and deferred. On February 28, 1997, Armant elected to write down $17,387,000 in capitalized costs.

                                     February 28,    August 31,
                                         1997           1996
Assets:
     Plant and equipment.........   $  5,647,000   $ 9,441,000
     Other.......................        470,000       737,000

     Total.......................    $ 6,117,000  $ 10,178,000

Liabilities and Equity:
   Notes payable - Toth Aluminum
     Corporation.................    $ 5,315,000   $ 8,494,000
     Notes payable - Bank........        525,000       525,000
     Payables -
        Toth Aluminum Corp.......     13,350,000    13,950,000
        Other payables...........        425,000       547,000

     Equity - Toth Aluminum
          Corporation............    (13,485,000)  (13,325,000)
          - Other................        (13,000)      (13,000)
                                     (13,498,000)  (13,338,000)

    Total........................    $ 6,117,000  $ 10,178,000


                                          Six Months Ended
                                     February 28,   February 29,
                                          1997         1996

Statement of Plant Expenses
     Write down of Capitalized
           Costs.................    $  360,000     $ 448,000
     Direct plant costs..........        88,000        54,000
     Interest expense............     1,564,000     1,675,000
     General and
           administrative costs..        78,000        58,000
Net loss                            $ 2,090,000   $ 2,235,000


                                      February 28,   August 31,
                                         1997           1996
Payable to and Equity of
        Toth Aluminum Corporation:
  Notes payable..................    $ 19,385,000  $ 19,375,000
  Payables.......................       7,525,000     7,425,000
  Beginning equity of
        the Company..............      (5,560,000)   (5,560,000)
       Less:  Loss from Armant...      (9,475,000)   (9,375,000)
       Affiliates interest:
        Capitalized by Armant,
          but not accrued by
          the Company............      (5,620,000)   (5,620,000)
        Expensed by Armant,
          but not accrued by
          the Company............      (5,854,000)   (5,381,000)
   Investment in and advances to
         Armant..................      $  401,000     $ 894,000


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

    As of August 31, 1984, the Company had also made cash advances to TACMA totaling approximately $218,600. In addition, during December 1984, the Company acquired from Empresas Lince, S.A., a receivable from TACMA of $60,000 in exchange for 60,000
shares of the Company's restricted common stock.   The Company
has also incurred costs on TACMA's behalf which the Company considers reimbursable under the terms of its service agreement with TACMA. At February 29, 1996, the Company's receivable for such costs billed to TACMA was approximately $815,000. TACMA has not recorded a corresponding payable for such costs because the approval of the Indian government and Reserve Bank of India is required before TACMA can make payment to the Company. The collectibility of this receivable is dependent on obtaining approval of foreign authorities as well as TACMA commencing and sustaining sufficiently profitable commercial operations, for which the Company currently has no plans. During the fiscal year ended August 31, 1987, because of the continuing delays in obtaining government approval, the Company reversed the previously recorded receivable from TACMA. During 1988, based upon the Company's decision to indefinitely postpone attempts to bring the TACMA plant to full commercial production, its previously recorded investment in the TACMA facility was also reversed.

4.  Notes payable consisted of the following:
                                       February 28,   August  31,
                                           1997           1996
Notes payable to bank,
     collateralized (A):
     At 12% .....................      $      -        $      -

Demand notes payable to related
    parties, unsecured:
    At 12% ......................          23,100             -

Notes payable to other parties,
     secured (A):
    At 12% ......................         300,000         300,000
                                          323,100         300,000
Series AA-1" Convertible
  Promissory Notes
     Payable to related parties..       7,398,265       7,398,265
     Payable to others...........       5,978,421       5,978,421
                                       13,376,689      13,376,686

Total............................     $13,699,786     $13,676,686

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



Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Liquidity and Capital Resources

    During the six months ended February 28, 1997, total assets decreased to $493,227 from $1,049,282 at August 31, 1996, and current assets decreased from $14,537 to $118. The decrease in current assets is attributed to two factors, first the write off of $10,787 receivable and secondly the reduction of cash on hand by $3,632. The primary assets of the Company is its Investment in and Advances to the Armant Partnership of $401,305. The recoverability of this sum is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 3 of Notes to Financial Statements). Total liabilities, including the Series "A-1" Convertible Promissory Note, increased from $23,656,435 to $25,320,563 during the same period.

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


Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through February 28, 1997, of approximately $63,270,211. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented processes, Armant has not achieved continuous commercial production, and the commercial viability of the processes has not been demonstrated. TACMA has not commenced commercial production and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant, is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible. Further, the planned expansion of the Armant Plant should enable it to achieve continuous production of alumina as well as metal chlorides. Management believes that continuous production capabilities should enable it to attain successful operations. This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA. No such activities are currently planned at TACMA.

Immediate Development Plans at Armant and Canada.

    The Armant Plant, which was intended to be constructed so as to operate on a continuous basis, was only capable of operating
only in a "batch" mode when it was shutdown in 1988.   The plant
was then capable of producing approximately 100,000 pounds of aluminum chloride per batch. In order to operate on a continuous basis, additional equipment must be installed, including a new condenser system, several new conveyers, a revised silicon tetrachloride recovery and purification system, plus other equipment, some of which needs to be specially built, at a capital cost estimated by the Company to be up to $12,000,000
(1996). Once this equipment is installed, and with the plant operating on a continuous basis, the Company believes that the Vacherie plant's production rate of aluminum chloride and silicon chloride will increase to 1,000,000 pounds per month and 900,000 pounds per month, respectively. Operation at this level of production would clearly demonstrate the economical advantage of the TAC process over other production methods for metal chlorides.

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

    The MDA study has evaluate three classes of western Canadian clays and two classes of western Canadian coke resources. These raw material classes are:

    Clay Sources:Clays resulting from oil sands mining and processing
                 Clays resulting from coal mining and/or processing Clays from naturally occurring kaolitic deposits

    Coke Sources:Cokes resulting from oil sands processing
                 Cokes that are commercially available in western Canada.

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

    Subsequently, on September 26, 1995, the company and Fluor Daniel executed a Technical Services Agreement covering the work to be performed in the first phase of the three-phase project. The initial tasks cover a pre-feasibility study to determine the basic parameters for commercial production of metal chloride chemicals from clay. This study is expected to be completed in six to eight weeks and lead to Phase 2, the preparation of the document package needed to secure financing of the project. The second phase will take up to one year after which the third phase of the project, plant design, construction and start up will be undertaken. Fluor Daniel estimates that the commercial plant can be in operation within three years once it is funded.


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

    The net loss for the six months ended February 28, 1997, was $3,776,204 compared to $1,685,622 for the corresponding period in 1996. During the six month period ending February 28, 1996, the company wrote down a significant amount of its investment in the Armant Partnership which affected its net loss.

    The initial phase of construction of the Armant Plant was completed in December, 1983. Since that time, numerous test runs have been performed in an effort to achieve continuous commercial production of market grade metal chlorides. Subsequent to the Company's 1986 fiscal year end, Armant determined additional funding would be required to sustain successful operations. Therefore, because of unexpected construction delays and the continued lack of commercial production, Armant elected to discontinue capitalizing plant start-up costs as of August 31, 1986. The net loss recognized by Armant during the three months ended November 30, 1987, resulted primarily from expensing start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the six months ended February 28,1997, was $619,570, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.


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




TOTH ALUMINUM CORPORATION
(Registrant)








BY:    Charles E. Toth                     Date: April 30, 1997
       Charles E. Toth
       Treasurer






BY:   Charles Toth                         Date: April 30, 1997
      Charles Toth
      Chairman of the Board of Directors
            Chief Executive Officer