Form 10-Q
period 1997-05-31
TOTH ALUMINUM CORP
filed 1997-08-01
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended: May 31, 1997
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

Common stock, without par value                   35,466,193
        Class                             Outstanding at May 31, 1997




                    TOTH ALUMINUM CORPORATION


                       INDEX TO FORM 10-Q

               For The Quarter Ended May 31, 1997





                                                           Page

Part I  Financial Information

        Balance Sheets - May 31, 1997
        and August 31, 1996..............................

        Statements of Operations - Nine Months
        Ended May 31, 1997 and May 31,1996...............

        Statements of Cash Flows - Nine Months
        Ended May 31, 1997 and May 31, 1996.............

        Notes to Financial
           statements..................................

        Management's Discussion and Analysis
        of the Financial Conditions and Results
        Of Operations..................................

Part II   Other Information.............................









TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)

                                            MAY 31,     AUGUST 31,
                                              1997         1996
ASSETS

CURRENT ASSETS:
Cash ...............................           1,475       3,750
Accounts receivable-other...........            -         10,787
Total current assets................           1,475      14,537



Property, Plant and
Equipment - Net.....................          83,158     103,159




OTHER ASSETS:

Investments in and Advances
      to Armant Partnership.........         264,000     894,425
Patents and Patent Rights (Net of
      accumulated amortization......           1,240      37,161

Total Other Assets..................         265,240     931,586





TOTAL ASSETS........................       $ 349,873  $1,049,282





                                              MAY 31,   AUGUST 31,
                                               1997        1996
LIABILITIES

CURRENT LIABILITIES:
Notes payable-related parties.......       $  23,100    $      -
Notes payable-bank..................              -            -
Notes payable-other.................         300,000      300,000
Accounts payable:
     Trade .........................         427,360      391,246
     Officers and employees.........         248,125      187,361
Accrued salaries....................       1,891,211    1,676,994
Accrued expenses....................          72,374           -
Accrued interest payable............       1,415,278    1,163,492
Total current liabilities...........       4,377,448    3,719,093

DEFERRED CREDIT.....................          50,000       50,000


Series AA-1" Convertible Promissory Note(1)
Related Parties
     Principal......................       7,398,265     7,398,265
     Accrued Interest Payable.......       4,182,433     3,147,378
Non-Related Parties
     Principal......................       5,978,421     5,978,421
     Accrued Interest Payable.......       4,176,828     3,342,841
Total Series "A-1" Notes............      21,735,947    19,866,905


CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
     and offering costs of $1,563)..          20,437        20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value.........      38,258,096    38,258,096
Common stock subscribed.............          20,000        20,000
Paid in capital.....................         164,774       164,774
Deficit accumulated during the
     development stage..............     (64,276,829)  (61,050,023)
Total stockholders' equity..........     (25,833,959)  (22,607,153)


TOTAL LIABILITIES...................      $  349,873   $ 1,049,282

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)



                                   Three Months Ended       Nine Months Ended   From Inception
                                    May          May          May         May       To May
                                    31,          31,          31,          31,        31,
                                   1997         1996         1997         1996        1997

COSTS AND EXPENSES:


Research and
     Development...........     $  7,426    $   6,491    $  23,202   $  39,425   $ 7,727,839

Promotional, general and
     administrative........       87,430      142,375      321,521     272,443    15,372,976

Interest...................      754,486      453,741    2,120,828   1,336,616    11,100,882
   Total...................      849,342      602,607    2,465,551   1,648,424    34,201,697


OTHER (INCOME) EXPENSE:
Loss in Investment and
     advances to Armant(A)..     229,120                   630,425                17,443,656

Equity in loss of Armant....     141,499      479,420    1,380,639     946,583    12,631,475

NET LOSS....................  $1,219,961   $1,082,057   $4,476,615  $2,595,067  $ 64,276,828



Loss Per Common Share.......        $.03         $.03         $.13       $.07




(A) Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $17,443,656 of its investment and advances in Armant.





See notes to financial statements.


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

                                          Nine Months Ended      From Inception
                                         May 31,      May 31,      To May 31,
                                         1997           1996          1997

OPERATING ACTIVITIES

NET LOSS..........................  ($4,476,615)   ($2,595,067)  ($64,276,829)

ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

Depreciation and
     amortization.................       20,001        39,800       1,128,530
Amortization and write
     off of patents...............       35,921        23,448         504,580
Amortization of prepaid leases....                                    302,424
Amortization of Financing.........                                     95,000
Loss on divestiture
     of Subsidiaries..............                                    912,586
Losses from joint venture.........    1,380,639       946,585      10,269,427
Other.............................                                    111,616
Proceeds from royalty
     Prepayments..................                                    172,760
Prepayment of Leases..............                                    (16,104)
Disposition of Property,
     Plant, and Equipment.........                                     27,745


CHANGES IN OPERATING ASSETS
 AND LIABILITIES:
Increase in accounts
     receivable...................       10,787            -                0
Decrease (Increase) in
     prepaid expenses.............           -             -          (27,371)
Increase in accounts payable and
     accrued expenses.............      635,225        451,891     12,114,742
Increase in notes payable.........    1,809,999      1,213,665     18,291,379
                                       (584,043)        80,320   ($20,389,515)



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS - (Continued)


                                          Nine Months Ended      From Inception
                                         May 31,        May 31,      May 31,
                                          1997           1996         1997

INVESTING ACTIVITIES:
Purchase of property,
     plant and equipment...........     (13,307)       (10,700)   ($1,172,353)
Acquisition of patents.............          -              -        (443,475)
Investment of Certificate
     of Deposit....................                                (3,995,000)
Cash investment in and
     Advances to TACMA.............                                (1,076,595)
Cash investments in and
     Advances to Armant............     (35,350)       (72,699)   (21,535,439)
Write off of Investment and Cash
     advances to Armant............     630,425                    17,751,179
Redemption of Certificates
     of Deposit....................                                 3,995,000
Proceeds from sale of net
     Profit interest...............                              $     50,000
                                        581,768         83,399     (6,426,683)

FINANCING ACTIVITIES:
Stock issued or subscribed
     for cash......................                                18,481,076
Preferred stock issued for cash....                                   266,400
Proceeds from long term
     Obligations...................                                 1,430,349
Proceeds from warrants
     Issued for cash...............                                 6,236,507
Common stock issuance cost.........                                  (166,550)
Issuance of convertible
     Debentures....................                                 1,913,963
Cash received upon Conversion
     of debentures to
     Common Stock..................                                   112,999
Payment of Long term
     Obligations...................                                (1,457,071)
                                            -              -       26,817,673

INCREASE (DECREASE) IN CASH........     (2,275)        (3,079)          1,475
CASH BEGINNING OF PERIOD...........      3,750          5,051
CASH END OF PERIOD.................   $  1,475       $  1,972           1,475


See notes to financial statements


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of May 31, 1997, and the results of its operations and changes in financial position for the three months then ended.

    The   accounting  policies  followed  by  the  Company  are  set forth in Note 1 to the Company's financial statements in Form 10-K, dated August 31, 1996.

2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through May 31, 1997, and August 31, 1996, of $64,276,829 and $61,050,023, respectively.
Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA has been inactive and Armant has not achieved continuous commercial production. The Company has determined that the operating plant of each investee will require further modifications before commercial production can be achieved. This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA. No such activities are currently planned at TACMA.

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

3. The Company has historically maintained investments in two affiliates, TACMA and Armant. In November of 1996, WestCAN Chemicals Inc.(WestCAN) was formed and registered in Alberta, Canada. The Company currently owns 100% of WestCAN, however the Company's equity position will be diluted as WestCAN raises the necessary  funds  to construct a 50,000 metric ton  per  year  metal chlorides plant in Canada. The Company applies the equity method of accounting for its investment in Armant. The collectibility of the advances to and the recovery of the investment depends upon the affiliate achieving successful commercial operations. The investment in TACMA was expensed during 1988.

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

    As of August 31, 1996, Armant has conducted 57 test runs. As a result of these test runs Armant has been able to successfully produce approximately 550,000 pounds of crude aluminum trichloride and has purified approximately 220,000 pounds and sold approximately 122,000 pounds of purified aluminum chloride. In addition Armant has sold approximately 46,000 pounds of silicon tetrachloride (commonly referred to as silicon chloride).


    After an extensive revaluation of the Armant Partnership, Management determined that the cost capitalized and deferred must be written down in accordance with Generally Accepted Accounting Practices. Although the Company believes the Armant Plant will ultimately achieve production, the prolonged delays in attaining the needed capital to restart the Armant Plant has forced the Company to write down $18,375,000 in capitalized costs. Costs capitalized and deferred by Armant consisted of the following:


                                              May 31,      August 31,
                                               1997            1996
Direct carbo-chlorination plant costs:
    Process equipment..................  $  2,650,000     $ 5,473,000
    Other equipment....................            -           27,000
    Leasehold improvements.............        95,000         175,000
                                            2,745,000       5,675,000
Self-construction and start-up costs:
  Salaries:
    Engineering........................        54,000         427,000
     Plant construction and
        operations.....................       813,000       2,914,000
     Indirect labor and overhead.......        38,000         425,000
                                              905,000       3,766,000

                                         $  3,650,000     $ 9,441,000



    Presented below is summarized financial information of Armant. Beginning September 1, 1986, Armant elected to discontinue capitalizing costs not directly associated with plant construction. Further, Armant elected to discontinue capitalizing interest costs in 1988 and reversed all interest costs that had been capitalized in 1988. Prior to September 1, 1986, all costs were capitalized and deferred. As of May 31, 1997, Armant elected to write down $18,375,000 in capitalized costs.

                                              May 31,      August 31,
                                               1997           1996
Assets:
     Plant and equipment..............    $ 3,650,000    $  9,441,000
     Other............................        120,000         737,000

     Total............................    $ 3,770,000    $ 10,178,000

Liabilities and Equity:
   Notes payable - Toth Aluminum
       Corporation....................    $ 4,727,000    $  8,494,000
     Notes payable - Bank.............        525,000         525,000
     Payables - Toth Aluminum Corp....     11,248,000      13,950,000
          Other payables..............        375,000         547,000

     Equity - Toth Aluminum
          Corporation.................    (13,092,000)    (13,325,000)
           - Other....................        (13,000)        (13,000)
                                          (13,105,000)    (13,338,000)

       Total..........................    $ 3,770,000    $ 10,178,000




                                                 Nine Months Ended
                                               May 31,        May 31,
                                                1997           1996
Statement of Plant Expenses
     Write down of
           Capitalized costs..........        470,000         550,000
     Direct plant costs...............        154,000          67,000
     Interest expense.................      1,725,000       1,895,000
     General and
           administrative costs.......         98,000          87,000
 Net loss                                 $ 2,447,000      $2,599,000



                                             May 31,       August 31,
                                              1997            1996
Payable to and Equity of Toth Aluminum
     Corporation:
   Notes  payable......................  $ 19,405,000    $ 19,375,000
    Payables...........................     7,376,000       7,425,000
  Beginning equity of the Company......    (5,560,000)     (5,560,000)
       Less:  Loss from Armant.........   (11,822,000)     (9,375,000)
       Affiliates interest:
        Capitalized by Armant, but
         not accrued by the Company....    (5,620,000)     (5,620,000)
        Expensed by Armant, but not
           accrued by the Company......    (3,515,000)     (5,351,000)
   Investment in and advances to
        Armant.........................   $   264,000     $   984,000


4.    Notes  payable  consisted  of  the  following:

                                              May 31,      August 31,
                                               1997            1996
Notes payable to bank, collateralized
      (A): At 12%......................    $      -        $      -
Demand notes payable to related
      parties, unsecured At 12%........     2,625,350       2,555,601
Notes payable to other parties,
     secured (A) At 12%................       300,000         300,000
Series AA-1" Convertible
  Promissory Notes
     Payable to related parties........     7,398,265       7,398,265
     Payable to others.................     5,978,421       5,978,421
                                           13,376,686      13,376,686

Total..................................  $ 16,302,036      16,232,287

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

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources

    During the nine months ended May 31, 1997, total assets decreased to $349,873 from $1,049,282 at August 31, 1996, and current assets decreased from $14,537 to $1,475. This decrease in total assets is the results of the Company's decision to write down an additional $630,425 in capitalized cost carried by Armant Limited Partnership. This write down reduced the Company's Investments in and Advances to Armant from $894,425 as of August 31, 1996 to $264,000 on May 31, 1997. The
recoverability of the Company's investment in and advances to Armant of $264,000 is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 3 of Notes to Financial Statements). Total liabilities, including the Series "A-1" Convertible Promissory Note, increased from $23,656,435 to $26,183,832 during the same period.

    The  Company,  as general partner of Armant,  has  granted  a
continuing  guarantee  of  Armant's  outstanding  bank  debt   of
approximately $525,000 plus accrued interest.

Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through May 31, 1997, of approximately $57,056,899. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented processes, Armant has not achieved continuous commercial production, and the commercial viability of the processes has not been demonstrated. TACMA has not commenced commercial production and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant, is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible. Further, the planned expansion of the Armant Plant should enable it to achieve continuous production of alumina as well as metal chlorides. Management believes that continuous production capabilities should enable it to attain successful operations. This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA. No such activities are currently planned at TACMA.


Immediate Development Plans at Armant and Canada.

    The Armant Plant, which was intended to be constructed so as to operate on a continuous basis, was only capable of operating only in a "batch" mode when it was shutdown in 1988. The plant was then capable of producing approximately 100,000 pounds of aluminum chloride per batch. In order to operate on a continuous basis, additional equipment must be installed, including a new condenser system, several new conveyers, a revised silicon tetrachloride recovery and purification system, plus other equipment, some of which needs to be specially built, at a capital cost estimated by the Company to be up to $15,000,000
(1997). Once this equipment is installed, and with the plant operating on a continuous basis, the Company believes that the Vacherie plant's production rate of aluminum chloride and silicon chloride will increase to 1,000,000 pounds per month and 900,000 pounds per month, respectively. Operation at this level of production would clearly demonstrate the economical advantage of the TAC process over other production methods for metal chlorides.

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

    The  Company  retained  Cominco  Engineering  Services  Ltd.,
(CESL),in Calgary, Alberta, Canada as its engineering services sub-contractor in Canada and undertook presentations to Canadian industry and the Canadian federal government on a project to construct plants in the region. In response to the high degree of interest shown in the Company's proposed project in Canada, the Company, through CESL, applied to the Canadian federal government for financial assistance to evaluate western Canadian raw materials for use in carbo-chlorination. A formal proposal was submitted by CESL in the Company's behalf in December, 1993, and this was approved by the federal government in May, 1994 under a Minerals Development Agreement (MDA) to be completed by July 31, 1996. Under the terms of the MDA the Canadian government funded C$ 306,000 of project costs with the balance to be provided by industrial participants.

    The MDA study was completed in May of 1996 and evaluate at least three classes of western Canadian clays and two classes of western Canadian coke resources. These raw material classes are:

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

    Subsequently, on September 26, 1995, the company and Fluor Daniel executed a Technical Services Agreement covering the work to be performed in the first phase of the three-phased project. The initial tasks cover a pre-feasibility study to determine the basic parameters for commercial production of metal chloride chemicals from clay. With the pre-feasibility completed, the company has commenced Phase 2, the preparation of the document package needed to secure financing of the project. The second phase will take up to two years after which the third phase of the project , plant design, construction and start up will be undertaken. Fluor Daniel estimates that the commercial plant can be in operation within four years.


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

    The net loss for the nine months ended May 31, 1997, was $4,476,615 compared to $2,595,067 for the corresponding period in 1996. During the 1997 period, the significant increase in the net loss is the results of interest payable of $2,120,828 plus the write down of $630,425 in loans and advances made to Armant. This resulted in the Company's write down of $17,443,653 in Investments in and Advances to Armant Partnership and an equity loss in the partnership for the period ended of $1,380.639.

    The initial phase of construction of the Armant Plant was completed in December, 1983. Since that time, numerous test runs have been performed in an effort to achieve continuous commercial production of market grade metal chlorides. Subsequent to the Company's 1986 fiscal year end, Armant determined additional funding would be required to sustain successful operations. Therefore, because of unexpected construction delays and the continued lack of commercial production, Armant elected to discontinue capitalizing plant start-up costs as of August 31, 1986. The net loss recognized by Armant during the three months ended November 30, 1987, resulted primarily from expensing start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the nine months ended May 31, 1997, was $1,380,639, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.



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




TOTH ALUMINUM CORPORATION
(Registrant)








BY: Charles E. Toth                     Date: July 30, 1997
    Charles E. Toth
    Treasurer






BY: Charles Toth                           Date: July 30, 1997
    Charles Toth
    Chairman of the Board of Directors
    Chief Executive Officer