Form 10-K
period 1997-08-31
TOTH ALUMINUM CORP
filed 1997-12-17
CIK 98788

=======================================================================
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C. 20549
                             FORM 10-K
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

            For the Fiscal Year Ended:  August 31, 1997
                  Commission File Number: 0-7568

                     TOTH ALUMINUM CORPORATION
       (Exact name of registrant as specified in its charter)

            LOUISIANA                            72-0646580
(State or other jurisdiction of       (I.R.S. Employer Identification
 incorporation or organization)                     Number)

    Highway 18, River Road, P. O. Box 250, Vacherie, LA  70090
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the receding 12 months (or for such shorter periods that the registrant was required to file reports), and (2) has been subject to such filing requirements for
the past 90 days: Yes  X    No

State the aggregate market value of the voting stock held by non-affiliated of the registrant as of September 30, 1997; $2,035,501. The aggregate market value was computed using the average between the closing bid and ask prices as reported by NASDAQ and does not take into account the fact that many of the outstanding shares of common stock are restricted and may not be freely traded.

Indicate  the  number  of  shares  outstanding  of  each   of   the
registrant's classes of common stock, as of the latest practicable date:

Common stock, without par value                   35,466,193
           Class                        Outstanding at Sept. 30, 1997
=======================================================================
PART I.
Item 1.  Description of Business.

       (a) General development of business. Since inception in 1966, the Company has been engaged in the research and development of a commercial process(es) for the production of aluminum, alumina and aluminum trichloride (commonly referred to as aluminum chloride), silicon tetrachloride, titanium tetrachloride and other commercial grade byproducts by means of patented chemical and engineering processes. The principal raw materials used in the Company's proprietary processes are aluminum bearing materials, such as kaolin and flint clays of which there are extensive deposits in North
  America and throughout the world. A variety of such clays has been tested by the Company, demonstrating the feasibility of producing commercial grades of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum from these clays. It is the Company's belief that its proprietary clay carbo-chlorination process (the "TAC Process") may be more economical, and consume less energy in the production of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum than conventional methods. A study of domestic aluminum resources commissioned by the U.S. General Accounting Office and conducted by the Massachusetts Institute of Technology in 1979, supports the Company's belief that the TAC carbo-chlorination technology when combined with an aluminum chloride smelting process may be economically superior to traditional routes to the production of aluminum metal.

       The Company promotes it's technology through the formation of joint ventures, partnerships and other forms of affiliated entities. To date, the Company has constructed two plant facilities, through such affiliated entities, designed to employ the TAC Process. However, from inception through August 31, 1997, the Company has derived no continuing revenues from the operations.

       In 1980, the Company, together with its joint venture partner, Indian Magsee Alloys, Pvt., Ltd. (IMA), a company organized under the laws of India, undertook construction of a plant in New Delhi, India, utilizing the TAC Process (the "Indian Plant"). The plant was placed in limited operation by the joint venture entity, TACMA India Limited (TACMA), which in production test runs produced test quantities of commercial grade aluminum chloride, thus confirming, in the Company's opinion, the feasibility of the TAC Process on a limited scale. The TACMA plant was shutdown in 1984 due to insufficient capital resources, and currently there are no plans to restart the TACMA facility.

          In November 1982, the Company, as general partner, formed Armant, A Louisiana Limited Partnership (the "Armant Partnership"), which raised approximately $5,600,000 through the offering of 35 limited partnership units, to construct and operate a metal chlorides plant in Vacherie, Louisiana (the "Armant Plant") to produce aluminum chloride, silicon tetrachloride, and titanium tetrachloride from kaolin and flint clays and char utilizing the TAC Process. Charles Toth, the Chairman of the Board of the Company, is the owner of 15 of the 35 Partnership interests. Initial construction phase was completed in December 1983. The plant operated intermittently until 1988 when the plant was shutdown due to insufficient financial resources, and there are currently no plans to restart the facility.

       The Company, which has devoted itself primarily to the research and development of the TAC Process, has incurred a net loss of approximately $61,050,023 from inception through August 31, 1997. The Company has obtained its working capital almost exclusively from the private placement of its securities, a public stock offering, a public offering of its convertible debentures and related party and non-related party debt. The Company's continued existence is dependent upon its ability to (1) generate sufficient cash flow to meet its continuing obligations on a timely basis, (2) obtain additional financing as may be required and (3) ultimately to attain successful operations. There can be no assurance that these events will ever occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

       The Company is engaged in the research and development of processes and methods relating to clay carbo-chlorination technology for the production of aluminum metal and aluminum intermediates and other valuable separable metal and chemical products. The Company is currently focusing on commercializing a combination of its clay chlorination technology with aluminum chloride smelting ("ACS") processing to manufacture aluminum metal from clay. It has obtained certain chemical and engineering patents relating to that technology in the United States and many foreign countries. The principal raw materials used in the TAC Process are aluminum bearing materials, such as kaolin and flint clays of which there are extensive deposits in North America and throughout the world. In the U.S., extensive deposits of kaolin and flint clay occur in Georgia, South Carolina, Ohio, Pennsylvania and Colorado and in western Canada. Extensive deposits occur on all continents in the world, as for an example in England, France, Germany, Russia and India. A variety of such clays have been tested by the Company, demonstrating to the Company the feasibility of producing a commercial grade of metal chlorides from these clays. It is the Company's belief that utilization of the TAC Process may be more economical, and consume less energy in the production of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum than conventional methods currently used.

       From its formation in 1966 until 1974, the Company directed its research and development activities toward the development of alternative methods of producing aluminum directly from raw materials, other than bauxite. Much of this work was done at the University of Vesprem in Budapest, Hungary during the period 1970 to 1974.

       In 1974, the Company shifted its research and development focus to emphasize the production of aluminum chloride, the principal intermediate product in the manufacture of aluminum metal from clay via the TAC Process. Laboratory and mini-plant facilities were constructed and operated in New Orleans during the period 1974 to 1978. It was during this period that the technology known today as the TAC Process was developed.

       From 1978 to 1982 the Company pursued various alternatives to commercialize it's clay carbo-chlorination technology. Then, in January 1982, the Company and IMA of New Delhi, India, formed TACMA, a company organized under the laws of India, which constructed a metal chlorides plant in New Delhi, India. The Indian Plant was designed to produce aluminum chloride from bauxite and aluminum oxide dross, which is recovered as a waste product from IMA's neighboring aluminum resmelting plant. In limited production runs in October and November, 1982 and in calendar year 1984, the Indian Plant produced test quantities of crude aluminum chloride, thus establishing the feasibility of the TAC Process on a limited scale. The TACMA facility was shutdown in 1984, and as of August 31, 1987, TAC has written off it's receivables from TACMA. There are no plans to attempt to restart the TACMA plant.

       The Armant Partnership, in which the Company is a general partner, constructed a metal chlorides plant in Vacherie, Louisiana, originally designed to produce up to 25 million pounds per year of metal chloride intermediates, utilizing the TAC Process. The initial construction phase of the Armant Plant was completed in December 1983, and since that time the Armant Plant has produced market grade metal chlorides including aluminum chloride and silicon tetrachloride, but has not achieved continuous commercial production of such chlorides. Production at the plant site was discontinued in 1988, by which time, Armant had conducted 126 test runs. As a result of these test runs, Armant has been able to successfully produce approximately 550,000 pounds of crude aluminum trichloride and sold approximately 122,000 pounds of purified aluminum chloride. In addition, Armant has sold approximately 46,000 pounds of silicon tetrachloride. Management believes that the tests runs at Armant demonstrated the economics and feasibility of the TAC process for the production of metal chlorides.

       In 1993 and 1994, TAC evaluated the application of it's clay carbo-chlorination technologies to the abundant raw materials resources of western Canada. The Company retained Cominco Engineering Services Ltd., (CESL), in Calgary, Alberta, Canada as its engineering services sub-contractor in Canada. And under their sponsorship, the Company was awarded a Minerals Development Agreement ("MDA") contract by the Canadian federal government to study western Canadian resources. Under the terms of the MDA the Canadian government would fund C$306,000 of project costs with the balance to be provided by industrial participants.

       The MDA was completed in May 1996 and evaluated at least thirty-seven western Canadian clays and nine western Canadian coke resources. The MDA study concluded that the clays and cokes are adequate, and are available in plentiful supply to serve as feed stock for the company's process.

Development Plans

     As in the previous years, the principal goal of the Company is to commercialize its process to produce aluminum metal and intermediate chloride and oxide products from clay. One of the first steps in the commercialization process is the commercial production of metal chlorides. The Company is currently engaged in pursuing two options to achieve this first level of commercialization.

       In   August   1995,   Fluor  Daniel  Inc.   undertook   a
  feasibility study of a project to construct a commercial Metal Chlorides Plant to manufacture aluminum chloride, silicon tetrachloride, titanium tetrachloride and other products from clay using the company's proprietary carbo-chlorination technology. Fluor Daniel's assessment was highly favorable, but the Company has not succeeded in raising the funding needed to complete the project.


Canada
       The western Canadian raw materials resources were found to be economically suitable for the Company's clay carbo-chlorination technology. The Company has formed a Canadian company by the name of "WestCan Chemicals, Inc." which is licensed from the Company to develop, construct, and operate a metal chlorides plant in Canada, utilizing western Canadian feedstocks. Due to a lack of funding no activities are currently underway in Canada.


Armant
      The Armant Plant, which was originally intended to be constructed to operate on a continuous basis, but was only capable of operating in a "batch" mode, when it was shutdown in 1988. The plant was capable of producing approximately 100,000 pounds of aluminum chloride per batch. In order to operate on a continuous basis, additional equipment must be installed. Due to a lack of funding the required equipment has not been installed. While such installation is still a viable option, there are no current plans to upgrade the Armant facility.


Additional Plans Subject to Success in Other Ventures

  Plans for Alumina
       In the period 1985-1987, the Company conducted research at the Aluminum Research Institute in Budapest, Hungary to produce high purity aluminum oxide from aluminum chloride produced by the TAC process. In 1988, the Company completed the design of a 150 ton per year oxidation pilot unit and planned to construct this facility at either the Armant plant or the Canadian plant after continuous production of aluminum chloride is achieved. The total cost of the pilot unit was estimated to be $4.5 million. Upon attaining successful operations of the pilot oxidation unit and as design data become available, the Company plans to begin design and construction of the commercial scale oxidation unit, assuming funds are available. Management currently estimates that the installed cost of the commercial scale oxidation unit will be approximately $7.5 million.

  Plan for Aluminum Metal
       The principal business goal of the Company is the commercialization of its aluminum-from-clay technology. This will involve the incorporation of electrolytic cells for the direct conversion of aluminum chloride to metallic aluminum. Such electrolytic conversion has already been demonstrated successfully on large scale by other companies. Due to the large scale of the commercialization effort, the company believes that it will have to attract industrial partners in a joint venture development of this technology.

The TAC Process

       Currently, aluminum is produced from bauxite and alumina by the conventional Bayer and Hall processes. Metal chlorides, such as aluminum chloride, silicon chloride and titanium chloride, are made from a variety of materials by several different methods. The TAC Process is designed to produce aluminum and other metal chlorides from aluminum-bearing materials, such as kaolin or flint clays, bauxite or certain fly ash, with low grade lignite or bituminous char and coke, chlorine, and certain other materials. The Company considers all such raw materials utilized in the TAC Process to be in adequate supply and readily available in North America, and around the world.

       In the TAC Process, wet clay is heated in a dryer until the free moisture is evaporated. The dried clay is then mixed with lignite char and a catalyst then sent to a calciner where heating drives off the remaining moisture and activates the clay. The calcined clay, together with lignite char, is fed continuously into a fluid bed chlorinator where it reacts with chlorine gas. The oxide compounds, present in the clay, react with chlorine and form gaseous chloride compounds. These are condensed and separated into aluminum chloride, silicon chloride and titanium chloride. Aluminum chloride may be smelted by electrolysis to produce aluminum, or it can be oxidized to produce alumina and chlorine.

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

       Silicon tetrachloride is used principally as a feed stock for fumed silica, which has a number of commercial applications. Today, it is used most commonly as a component in silicon rubbers and household caulking compounds, as a additive in powdered foods, and as a thickening agent in products such as paint and cosmetics. Additionally, high purity silicon tetrachloride can be a source of high purity polycrystalline silicon metal which has electrical/electronic applications in the semiconductor industry.

          Titanium tetrachloride is used in the manufacture of titanium metal and alloys and for production of titanium dioxide pigment for paper and paints.

       A 1995 market assessment concluded that the market for aluminum chloride, silicon tetrachloride and titanium tetrachloride is sufficiently large for the Company to market the projected production of these products from a commercial metal chlorides plant.

The Armant Plant

       The Armant Partnership private placement offered 35 limited partnership units, or fractions thereof, at $160,000 per unit, payable with $100,000 cash and $60,000 made available to the partnership as a letter of credit, or at the investor's option, through the purchase of 30,000 restricted shares of the Company's common stock at $2.00 per share. The Armant Partnership offering closed in November, 1983 with 36 subscribers. Mr. Charles Toth, the Company's founder and Chairman of the Board purchased 15 of the 35 limited partnership units. The Armant Partnership raised $3.5 million in cash commitments (of which $3,459,000 has been received) and $105,000 in letters of credit. In addition, limited partnership investors purchased 982,500 shares of the Company's common stock and the Company used the proceeds of such sale, $1,965,000, to secure financing for Armant.

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

     In May 1982, the Company and a non-affiliated privately held Swiss corporation entered into an agreement whereby the Swiss corporation acquired a portion of the Company's interest in TACMA's net profits as consideration for the payment of $50,000 to TACMA by the Swiss corporation. "Net profits" is defined as the excess of TACMA's revenues over expenses, excluding depreciation expense. The agreement, which has a 20-year term, provides that the Swiss corporation will receive 10% of the Company's interest in TACMA's net profits until payments to the Swiss corporation totals $50,000. Thereafter, the Swiss corporation will receive 5% of the Company's interest in TACMA's net profits. Upon the occurrence of any of the following events, the Swiss corporation may require that the Company replace or supplement the Swiss corporation's interest in TACMA with a similar interest in other entities in which the Company has an interest:

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

Competition

     Competing producers of aluminum metal, alumina, aluminum trichloride, silicon tetrachloride and titanium tetrachloride include larger, more established firms, some of which are divisions of international corporations. These firms have established markets, proven technology, and, in some cases, larger production facilities than the Company's. In addition, neither of the plants utilizing the TAC Process has yet to achieve sustained commercial production. There can be no assurance that the plants will ultimately achieve such production, or if such production is achieved, it will be at competitive costs.

Government Regulation

     The manufacture, sale and installation of equipment in chemical manufacturing facilities in the United States and abroad are subject to stringent and broad regulations by federal, state and local authorities concerning the environment, occupational safety and health. Any plant that TAC would construct will be in full compliance with all relevant federal, state, and local permitting statutes.

Patents

     The Company has been issued 23 patents on significant aspects of the TAC Process in the United States, and intends to apply for a significant number of additional patents. In addition, the Company has approximately forty (40) foreign patents registered in countries such as England, Hungary, Venezuela and Canada, and pending applications to register approximately seventeen (17) additional patents in those and other foreign countries. Generally, patents vary in duration from ten (10) to twenty (20) years, with some dating from date of application and others from date of issuance. For example, in European countries such as Belgium, France and Great Britain, the duration of patents is twenty (20) years from the date of filing of the patent application.

     The duration of United States patents extends for seventeen
  (17) years from the date of issuance. Of the Company's current patents, three will still be in force after the year 2000. As in most countries, a United States patent prevents anyone from making, using or selling the patented process in the United States without a valid license.

     Once the Company has attained a source of steady funding, it intends to vigorously pursue patenting of new process improvements and designs which would be aimed at preventing others from potentially competing against the Company. In addition to patent protection, the technical know how and experience the Company has attained in operating both of its investees, serves as a hindrance to others who would attempt to utilize this carbo-chlorination technology.

Research and Development Activities

     From inception, the Company's primary business has been research and development of the TAC Process. For the three years ended August 31, 1997, the Company has spent and depreciated an aggregate of $29,700 in continuing research and development in the United States, Canada and overseas. These expenditures are shown by year in the following table:

                                     Fiscal Years Ended
                                           August 31,
                                   1997       1996      1995

     Research and development  $  29,700   $ 47,821    $65,384

Employees

     At September 30, 1997, the Company had 3 full time employees.

Item 2.  Properties.

       The   Company  believes  that  its  current  offices  are
     sufficient to house its existing operations.  See "BUSINESS-
     The   Armant  Plant;  TACMA"  for  a  description  of   the
     properties utilized by the Armant Partnership and by TACMA, respectively.


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

                                Bid Price
                              Low       High
                             -----      ------
     1996:
     First Quarter,           1/16       3/16
     Second Quarter,          1/8        3/16
     Third Quarter,           1/16       1/8
     Fourth Quarter,          1/16       3/32

     1997:
     First Quarter,           1/16       3/32
     Second Quarter,          1/16       3/32
     Third Quarter,           1/16       1/8
     Fourth Quarter,          1/16       3/32

       As of September 30, 1997, there were approximately 12,000 shareholders of record of the Company's common stock. Not included in the number of stockholders are those whose shares are held in "nominee" or "street" name.

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

Item 5.  Selected Financial Data.

       The following selected financial data has been derived from the Company's financial statements. This selected financial data should be read in conjunction with the financial statements of the Company and notes related thereto appearing elsewhere herein. The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from its inception in 1966 through August 31, 1997 of approximately $64,977,889. Although the Company's investee (Armant) has constructed a facility that will employ the Company's patented processes, Armant has not achieved sustained commercial production, and the commercial viability of the processes has not been demonstrated. The recoverability of the Company's investment in and receivables from Armant is dependent on the applicable investee achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and Notes thereto.

     Selected Financial Data
                                         Years  Ended August 31.
                                  1997            1996             1995           1994             1993

                                  ------          ------           ------         ------           ------
     Total assets.........     $ 195,040       $1,049,282      $4,507,997     $17,381,210      $17,363,976

     Net loss.............    $3,927,866       $6,864,124     $16,157,338      $2,313,295       $2,204,346

     Loss per share of
     common stock.........          $.11             $.19            $.46            $.07             $.06


     Long-term debt:
     Convertible
     Debenture............    $   20,437          $20,437         $20,437         $20,437          $20,437

     Long term debt:
     Series "A-1"
     debt.................   $19,866,905      $19,866,905     $17,292,931     $14,292,931

     Total
     stockholders
     equity...............  ($26,535,019)    ($22,607,153)   ($15,743,029)       $414,309       $2,727,574


     The significant decrease in the Total Stockholders Equity in 1995 is directly attributed to the Company's forced write down of its investment in Armant thereby increasing its loss while it sought funding for either its Armant and its Canadian Operations.

Item  6.   Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations.

Liquidity and Capital Resources

          During the fiscal year ended August 31, 1997, total assets decreased to $195,040 from $1,049,282 at August 31, 1996 and $4,507,997 at August 31, 1995. The
     recoverability of the Company's investment in and advances to Armant of $110,250 is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 2 of Notes to Financial Statements). Total liabilities, including the new Series "A-1" Convertible Promissory Note increased from $20,230,589 at August 31, 1995 to $23,585,998 at August 31,
     1996  to  $26,709,622  at August 31,  1997.  Cash  on  hand increased from $3,750 at August 31, 1996 to $4,112 at August 31, 1997.

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

Working Capital Meeting Operating Needs and Commitments

       Due  to  the  length of its development stage activities,
     liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through August 31, 1997, of approximately $64,977,889. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.

       The  Company's intention in the near-term is to focus its
     efforts   and  resources  on  completing   a   project   to
     commercialize the Clay-to-Aluminum Process be undertaken in two steps.

       In the first step, which TAC has designated Phase 1, TAC proposes that a semi-commercial demonstration plant be built and operated. Operation of this semi-commercial plant will permit engineers to fine tune the design of the subsequent full commercial facility in Phase 2. Equally important, the Phase 1 plant will provide a hands-on training facility for commercial plant staff. Phase 2 of the project will comprise the design and construction of a full scale commercial Clay-to-Aluminum plant. Cost of Phase 1 is estimated to be $45 million and the cost of phae 2 will be determined after Phase 1 has been completed.

       There will be two principal goals in executing Phase 1. The first goal is to refine TAC's clay chlorination procedures for implementation in commercial production facilities. TAC has already developed these procedures to an advanced stage in its pilot plant, but the design of that pilot plant did not permit long duration, continous operation runs. Refinement of procedures will permit confident scale-up to full scale commercial plant capacity.

       The second goal will be generation of refined designs for full scale commercial smelting cells. This will be accomplished by constructing the operating a complete ACS smelting facility which will consume a portion of the aluminum chloride produced in clay chlorination. The balance of production will be marketed as high purity anhydrous aluminum chloride to generate revenues to help defray plant operating costs. Smelting specialists foresee rapid development of a final design for commercial cells in Phase 1, and anticipate that this will consume nine to twelve months of development time.

       The project will start as soon as TAC has secured the financing for Phase1. Initial tasks includes detailed engineering design of clay chlorination and smelting facilities, and the selection of a suitable plant site. Construction will begin with site preparation, approximately nine months after the project start. After an initial ramp-up period the Phase 1 plant is expected to reach full design capacity within 36 months after project start.

       After confirmation of the economic viability of the Clay-to-Aluminum Process, work will begin on the second phase of the project, namely the design, construction and operation of a commercial Clay-to-Aluminum plant. TAC proposes that a modular design concept be adopted for Phase 2, such that the eventual full scale commercial plant will consist of a set of duplicate plant modules, operating in parallel. TAC estimates that the first plant module will be completed in year seven of the project, with additional modules constructed in parallel in subsequent years.

       In light of the Company's net operating loss carry-forwards of approximately $53,478,590 at August 31, 1997, management believes that none of the provisions of the Tax Reform Act of 1986 will, in any respect, have a material impact upon the Company's liquidity or earnings for the foreseeable future.

Results of Operations

       The  Company  had no operating revenues and reported  net
     losses.   The  Company is considered to  be  a  development
     stage enterprise; start-up activities have commenced, but the Company has received no revenue therefrom.

     1997 Compared to 1996

       The net loss for the fiscal year ended August 31, 1997 was $3,927,866 compared to $6,864,124 in 1996. The decrease was due to an decrease in Loss in Investment and advances to Armant. The Company has nearly written of its entire investment in the Armant Partnership. Total expenses decreased from $1,732,823 in 1997 to $2,393,685 in 1996. During the same period, promotional, general and administrative expenses decreased to $419,421. During the year ended August 31, 1997, the company recognized $1,323,853 in interest expense compared to $1,974,483 in 1996. Also, during fiscal year ended August 31, 1997, the company recognized $1,323,852 loss from Armant. Armant has had no operation during this year except for routine maintenance and upkeep, and the Company recognizes the related loss.

     1996 Compared to 1995

       The net loss for the fiscal year ended August 31, 1996 was $6,864,124 compared to $16,157,338 in 1995. The loss in 1995 occurred because the Company, due to prolonged delays in attaining funding was forced to write off a major part of its investment in the Armant Partnership. Total expenses decreased from $2,490,204 in 1995 to $2,393,685 in 1996. During the same period, promotional, general and administrative expenses decreased to $375,421. During the year ended August 31, 1996, the company recognized $1,974,483 in interest expense compared to $2,000,363 in 1995. Also, during fiscal year ended August 31, 1996, the company recognized $4,470,439 loss from Armant. Again due to the prolong delays in attaining the necessary funding to restart the Armant Plant the company was force to write off a major part of its investment in the Armant Partnership. Armant has had no operation during this year except for routine maintenance and upkeep, and the Company recognizes the related loss.


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

PART III

Item 8.  Directors and Officers of the Company.

       The directors and officers of the Company and their ages are as follows:

          Name               Age     Position with  the  Company
        ------------        -----    -----------------------------
        Charles Toth          65     Chairman of the Board of
                                     Directors and Chief
                                     Executive Officer

        Gervase M. Chaplin    60     Sr. Vice President
                                     Engineering and Technology

        Glenn A. Nesty        85     Director

        Calvin J. Laiche      66     Director

        Russell Haas          60     Director

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

Item 9.  Executive Compensation

(a)    Cash Compensation.

          The  following table sets forth as of the fiscal  year
     ended August 31, 1997, all remuneration paid by the Company during the last fiscal year to each officer whose aggregate cash  compensation exceeded $60,000 to all officers of  the
     Company
     as a group.
                                               Other
                                               Compensation
                                               Cash              Securities
     Name of Individual                        Compensation      Properties
     or NO. of Persons    Capacities in        Salaries,         Personal
     in Group             which served         Fees, Bonus       Benefits
     ------------------   --------------       ------------      ------------
     Gervase M.Chaplin    Sr. Vice. President   $96,000 (1)
                          Technology &
                          Development

     Charles Toth         Chairman of the       $75,000 (1)
                          Board & CEO

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

          The following table sets forth certain information as of September 30, 1997, with respect to the beneficial ownership of the Company's common stock by all stockholders known by the Company to be the beneficial owners of more than 5% of its outstanding common stock, by directors who own common stock and by all officers and directors as a group:

                                  Number of          Percent
          Name                    Shares Owned (1)   of Class
     ----------------------       ----------------   ---------
     Charles Toth                 1,325,000    (2)   3.8%
     Dr. Gervase M. Chaplin         140,000            *
     Glenn A. Nesty                  34,000            *
     Calvin J. Laiche                     0            *
     Russell Haas                    20,000    (3)     *

     All officers and directors
      as a group (5 persons)1,519,000     4.3%

     *Less than 1%

     1) All shares are beneficially owned and the sole investment and voting power is held by the person, except as otherwise indicated.

     2) Excludes 91,570 shares originally issued and owned by Mr.
        Toth but for which Mr. Toth no longer holds certificates.
        Neither Mr. Toth's nor the Company's stock transfer records indicate a disposition of these shares.

     3) The 20,000 shares listed under Mr. Haas are owned by his son.

Item 11.  Certain relationships and related transactions.

       As of August 31, 1997, Charles Toth, the Company's founder and Chairman of the Board, had loaned the Company an aggregate of $2,677,350, plus accruing interest of $1,111,661. The total outstanding balance is accruing interest at twelve (12.0%) percent and is payable on demand. Also see section Part III item 9, subsection (b) Other Compensation.

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

          1. Amended and Restated Articles of Incorporation of the Registrant, dated January 31,1972.

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

          7. Specimen certificate of the Registrant's 6% Convertible Participating Preferred Stock.

          8. Promotion Agreement between Registrant and Indian Magsee
             Alloy, Inc.

          9. Stock Option Waiver Agreement dated December 4, 1985.



                            SIGNATURE


       Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     TOTH ALUMINUM CORPORATION


     BY: ___________________
         CHARLES TOTH
         CHAIRMAN OF THE BOARD OF DIRECTORS
         AND CHEIF EXECUTIVE OFFICER

       Pursuant  to the requirements of the Securities  Exchange
     Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




     Charles Toth             December 12, 1997
     Charles Toth
     Chairman of the Board
     of Directors and Chief
     Executive Officer

     Charles Ernest Toth Jr.  December 12, 1997
     Charles Ernest Toth Jr.
     Treasurer


     Glenn Nesty              December 12, 1997
     Glenn Nesty
     Director

     Calvin J. Laiche         December 12, 1997
     Calvin J. Laiche
     Director

     Russell Haas             December 12, 1997
     Russell Haas
     Director



                     TOTH ALUMINUM CORPORATION


                             FORM 10-K
                     ITEMS 8, 14(a)(1) AND (2)



            INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of the Registrant required to be included in Item 8 and 14(a)(1) are listed below:


Page
       Financial Statements:
         Balance
       Sheets............................................... 22
         Statements of Operations and
            Deficit Accumulated During
            the Developmen Stage............................ 24
          Statements of Stockholders' Equity................ 25
          Statements of Cash Flows.......................... 27
          Notes To Financial Statements..................... 29


     The following financial statement schedule of the Registrant is included in Item 14(a)(2):

       IV - Indebtedness of and to Related Parties.......... 45



             Schedules, other than the above
          mentioned, are omitted because the
          conditions requiring their  filing
          do   not  exist  or  because   the
          required  information is given  in
          the      financial     statements,
          including the notes thereto.

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) COMBINED
BALANCE SHEETS, AUGUST 31, 1997 AND 1996                      (Unaudited)
                                                  1997           1996
                                                 ------         ------
ASSETS
CURRENT ASSETS:
Cash .....................................      $ 4,112        $ 3,750
Accounts receivable:
   Officers and employees.................
   Other..................................            0         10,787
Prepaid:
   Leases ................................
   Other..................................
Total current assets......................        4,112         14,537

INVESTMENTS IN AND ADVANCES TO:
   TACMA India Limited....................
   Armant Partnership.....................      110,250        894,425
Total.....................................      110,250        894,425

PROPERTY, PLANT AND
   EQUIPMENT - Net........................       79,738        103,159

PREPAID LEASES ...........................

PATENTS AND PATENT RIGHTS (net of
   accumulated amortization: .............          940         37,161

                                             ==========    ===========
TOTAL.....................................   $  195,040    $ 1,049,282

See notes to financial statement

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS, AUGUST 31, 1997 AND 1996           (Unaudited)
                                                  1997           1996
LIABILITIES                                      ------         ------
CURRENT LIABILITIES:
Notes payable-related parties............     $  23,100       $      -
Notes payable-bank.......................             -              -
Notes payable-other .....................       300,000        300,000
Accounts payable:
   Trade.................................       457,300        391,245
   Officers and employees................       279,560        187,361
Accrued salaries ........................     1,948,961      1,676,994
Accrued expenses ........................        89,450              -
Accrued interest payable.................     1,474,005      1,163,492
Total current liabilities................     4,572,376      3,719,093

DEFERRED CREDIT .........................            0          50,000

SERIES "A-1" Convertible
Promissory Note (CPN)1
  CPN Related Parties
     Principal...........................     7,398,265      7,398,265
     Accrued interest payable............     4,404,380      3,147,378
  CPN Other Parties
     Principal...........................     5,978,421      5,978,421
     Accrued interest payable............     4,356,180      3,342,841
     Total Series "A-1" Notes............    22,137,246     19,866,905

CONVERTIBLE DEBENTURES PAYABLE
   (net of discounts, commissions,
    and offering costs of)...............        20,437         20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value;
   Authorized 36,000,000 shares;
   issued and outstanding:
   35,466,193 shares in 1997
   and 35,466,193 shares in 1996.........    38,258,096*    38,258,096*
Common stock subscribed..................        20,000         20,000
Paid in capital..........................       164,774        164,774
Deficit accumulated during
  the development stage..................   (64,977,889)   (61,050,023)
Total stockholders' equity...............   (26,535,019)   (22,607,153)
                                           =============  =============
TOTAL....................................    $  195,040    $ 1,049,282


*See section 11 of the "Notes to Financial Statements"

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS
OF OPERATIONS AND DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE FOR
THE YEARS ENDED AUGUST 31, 1997, 1996, AND 1995 AND CUMULATIVE FOR THE
PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 1997         (Unaudited)


                                                                             FROM
                                                                         INCEPTION TO
                          .....FOR THE YEARS ENDED AUGUST 31.........      AUGUST 31,
                                   1997         1996         1995            1997
                                  ------       ------       ------          ------
COSTS AND EXPENSES:
Research and development.....   $ 29,700    $  43,781     $ 65,384        $7,717,140
Promotional, general and
  administrative.............    379,271      375,421      424,457        15,430,726
Interest.....................  1,323,852    1,974,483    2,000,363        11,923,320
                              ----------   ----------   ----------      ------------
Total........................  1,732,823    2,393,685    2,490,204        35,071,186
                              ==========   ==========   ==========      ============

OTHER (INCOME) EXPENSE:

Loss in Investment
  and advances to Armant....(A)  784,175    3,458,715   12,774,110        17,367,363

Equity in Loss in Armant....   1,410,868    1,011,724      893,024        12,559,340
                              ----------   ----------  -----------      ------------
NET LOSS....................   3,927,866    6,864,124   16,157,338        64,977,889
                              ==========   ==========  ===========      ============
DEFICIT ACCUMULATED
DURING THE
DEVELOPMENT STAGE,
BEGINNING OF
PERIOD...................... $61,050,023  $54,185,899  $38,028,561
                            ------------ ------------ ------------

DEFICIT ACCUMULATED
DURING THE
DEVELOPMENT STAGE,
END OF PERIOD............... $64,977,889  $61,050,023  $54,185,899       $64,977,889
                             ===========  ===========  ===========      ============
LOSS PER
COMMON SHARE................       $.11         $.19         $.46
                             ===========  ===========  ===========

(A) Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $17,367,363 of its investment and advances in Armant.

See notes to financial statements

TOTH  ALUMINUM  CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF STOCKHOLDER'S  EQUITY  FOR
THE  YEARS  ENDED   AUGUST 31, 1997,  1996, AND 1995  AND  CUMULATIVE  FOR  THE  PERIOD  FROM
INCEPTION  (AUGUST 1966)  TO AUGUST 31,1997                                                                       (Unaudited)


                                 ........................FOR THE YEARS ENDED AUGUST 31..................         FROM INCEPTION
                                 .........1997......................1996....................1995........        TO AUGUST 31, 1997
                                     SHARE    AMOUNT           SHARE    AMOUNT         SHARE    AMOUNT           SHARES    AMOUNT
PREFERRED STOCK:
Balance beginning
  of period ..................      ------   $  -----         -----     $ -----        -----   $  -----         ------    $ -----
  Issued for cash to
  Louisiana residents
 ($25 per share)..............                                                                                   10,656    266,400
Issued to officers,
  employees and
  consultants  for
  services (assigned
 value of $25 per share).....                                                                                     1,344     33,600
Conversion of preferred
  stock to common stock......                                                                                   (11,989)  (299,725)
Redeemed for cash ...........      _______     _______       ______     _______       ______     _______            (11)      (275)
Balance, end of period.......        - 0 -       - 0 -        - 0 -       - 0 -        - 0 -       - 0 -          - 0 -       - 0 -
                                   =======     =======       ======     =======       ======     =======        =======     =======
COMMON STOCK:
Balance, beginning
  of period..................   35,446,193  38,428,176   35,446,193  38,428,176   35,446,193   38,428,176    35,446,196  38,428,176
Issued at inception
  (August 1966) to the
  founders for patent
  rights and services........                                                                                 4,400,000      27,500
Issued for cash on
  initial offering to
  Louisiana residents........                                                                                    80,000       4,875
Issued for cash pursuant
  to offering under
  Regulation A of Securities
  Act of 1933................                                                                                   232,740     290,925
Issued for Cash..............                                                                                11,417,494  17,538,195
Issued to officers,
  employees, directors and
  consultants for services...                                                                                 2,462,576   2,225,807
Issued for merchant
  banking services...........                                                                                    98,800     247,000
Issued for underwriting
  commissions of
  common stock sale..........                                                                                    87,860     233,806
Issued for commission
  on sales of Armant
  Partnership units..........                                                                                    26,812      53,625
Issued in the acquisition
  of subsidiary..............                                                                                   500,000   1,830,000
Returned on divestiture
  of subsidiary..............                                                                                  (500,000) (1,400,000)
Issued upon divestiture
  of subsidiary..............                                                                                   131,854     482,586
Issued upon cancellation
  of indebtedness............                                                                                 4,139,731   4,936,561
Issued upon conversion
  of debenture...............                                                                                 3,222,479   3,946,307
Issued upon exercise of
  warrants and options.......                                                                                 6,253,950   6,473,943
Issued for prepaid leases....                                                                                   497,353     778,706
Issued upon conversion
  of preferred stock
  to common stock............                                                                                 1,195,940     299,725
Issued for the
  acquisition of assets......                                                                                   118,934      89,200
Issued in satisfaction
of prepaid royalties.........                                                                                   200,000     172,760
Issued in settlement
 of litigation...............                                                                                   130,000     157,000
Common stock subject
  to rescission..............                                                                                 1,096,900   1,371,125
                                  --------    --------     --------    --------    --------    ---------    -----------  ----------
Common stock subscribed......
                                  --------    --------     --------    --------    --------    ---------    -----------  ----------
Balance, end of period......    35,466,193  38,428,176   35,466,193  38,428,176  35,446,193   38,428,176     35,466,193  38,428,176
                                ==========  ----------   ==========  ----------  ==========   ----------    ===========  ----------

See notes to financial statements.

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS EQUITY (Continued)             (Unaudited)
                                   .....................FOR THE YEARS ENDED AUGUST 31................          FROM INCEPTION
                                   .........1997.................1996.................1995...........       TO AUGUST 31, 1997
                                       SHARE    AMOUNT      SHARE    AMOUNT      SHARE    AMOUNT              SHARES     AMOUNT
COMMON STOCK WARRANTS:
Balance, beginning
 of period......................                                                                                 ---        ---
Warrants issued for cash........                                                                             727,966     72,718
Warrants exercised..............                                                                             (26,594)    (3,577)
Warrants expired................                                                                            (701,372)   (69,141)
                                       _____     _____      _____    _____       _____     _____            ________    _______
Balance, end of period..........                 - 0 -               - 0 -                 - 0 -                          - 0 -
                                       =====     -----      =====    -----       =====     -----            ========    -------

PAID IN CAPITAL:
Balance, beginning
 of period.......................              164,774             164,774               164,774
In conjunction  with financing...                                                                                        95,000
In connection with
 acquisition of subsidiary.......                                                                                       140,356
In connection with
 divestiture of subsidiary.......                                                                                      (140,356)
Common stock warrants
 expired and exercised...........                                                                                        69,774
                                              ________            ________              ________                       ________
Balance, end of period...........              164,774             164,774               164,774                        164,774
                                              ________            ________              ________                       ________
DEFICIT ACCUMULATED DURING
   THE DEVELOPMENT STAGE:
Balance, beginning
  of period......................          (61,050,023)        (54,185,899)          (38,028,561)
  New Loss.......................           (3,927,866)         (6,864,124)          (16,157,338)                   (64,977,889)
                                           ------------        ------------         ------------                    ------------
Balance, end of period...........          (64,977,889)        (61,050,023)          (54,185,899)                   (64,977,889)

TOTAL STOCKHOLDERS EQUITY........          (26,535,019)        (22,607,153)          (15,743,029)                   (26,535,019)


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 1997, 1996, AND 1995
AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31,1997


                                                                                  FROM INCEPTION
                                 .......FOR THE YEARS ENDED AUGUST 31........      TO AUGUST 31,
                                    1997            1996             1995              1997
                                   ------          ------           ------            ------
OPERATING ACTIVITIES

NET LOSS....................   $(3,927,866)     $(6,864,124)     $(16,157,338)     $(64,977,889)

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH
 PROVIDED BY OPERATING
 ACTIVITIES:
  Depreciation and
   amortization.............        53,225           53,225            53,225         1,135,141
  Amortization and write
   off of patents...........        31,264           31,264            31,264           439,878
  Amortization of
   financing costs..........                                                             95,000
  Loss on divestiture
   of subsidiaries..........                                                            912,586
  Amortization of prepaid
   leases...................                                                            302,424
  Losses from joint
    venture.................     1,410,868        1,011,724           893,024        11,016,862
  Other.....................                                                            111,616
  Proceeds from royalty
   prepayments..............                                                            172,760
  Prepayment of leases......                                                            (16,104)
  Disposition of property,
   plant and equipment......                                                             27,745

CHANGES IN OPERATING ASSETS
 AND LIABILITIES:
  Decrease (Increase)
   in accounts receivable...                                                           (10,787)
  Decrease (Increase)in
   prepaid expenses.........                                                           (27,371)
  Increase (Decrease) in
   accounts payable.........       853,283          786,807           506,586       12,406,784
  Increase (Decrease) in
   notes payable............       539,563        1,074,794         2,088,679       18,012,935
                                  --------       ----------        ----------      -----------
                               $(1,039,663)     $(3,906,310)     $(12,584,566)    $(20,398,420)


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS - (Continued


                                                                                 FROM INCEPTION
                                 ......FOR THE YEARS ENDED AUGUST 31........      TO AUGUST 31,
                                    1997            1996              1995              1997
                                   ------          ------            ------            ------
INVESTING ACTIVITIES:
 Purchase of property,
   plant and equipment........                                                       (1,159,046)
 Acquisition of patents.......                                                         (443,475)
 Investment of certificates
    of deposit................                                                       (3,995,000)
 Cash investments in and
   advances to TACMA..........                                                       (1,076,595)
 Cash investments in and
   advances to Armant.........     257,850          446,294          (203,226)      (20,807,739)
 Write off of Investments and
   Cash advances to  Armant...     782,175        3,458,715        12,774,110        17,017,602
 Redemption of certifi-
   cates of deposit...........                                                        3,995,000
 Proceeds from sale of
   net profit interest........                                                           50,000
                                  --------        ---------        ----------       -----------
                                 1,040,025        3,905,000           (45,226)       (6,419,253)
                                 ---------        ---------        ----------       -----------
FINANCING ACTIVITIES:
 Stock issued for cash........                                                       18,481,076
 Preferred stock issued
   for cash...................                                                          266,400
 Proceeds from long
   term obligations...........                                                        1,430,349
 Proceeds from warrants
   issued for cash............                                                        6,236,507
 Common stock issuance costs..                                                         (166,550)
 Issuance of convertible
   debentures.................                                                        1,913,963
 Cash received upon
   conversion of debentures
   to common stock............                                                          112,999
  Payment of long term
   obligations................                                                       (1,457,071)
                                 ---------        ---------        ---------        -----------
                                                                                     26,817,673
                                 ---------        ---------        ---------        -----------
INCREASE (DECREASE) IN CASH        $   362           (1,301)         (14,403)               362

CASH BEGINNING OF PERIOD             3,750            5,051           19,454
                                 ---------        ---------        ---------        -----------
CASH END OF PERIOD                $  4,112        $   3,750        $   5,051         $    4,112
                                 =========        =========        =========        ===========




TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31,
1997, 1996 AND 1995 AND CUMULATIVE FOR THE PERIOD FROM INCEPTION
(AUGUST 1966) TO AUGUST 31, 1997                        (Unaudited)

1.  ORGANIZATION AND ACCOUNTING POLICIES

Going Concern Basis

     The  accompanying financial statements of the  Company  have been  prepared  on a going concern basis, which contemplates  the realization of assets and the satisfaction of liabilities in  the normal  course of business.  The Company has incurred net  losses from  its  inception in August 1966 through August 31, 1997,  and
August  31,  1996, of $64,977,886 and $61,050,023,  respectively.
Although   the  Company's  investees  (TACMA  and  Armant)   have
constructed  facilities that will employ the  Company's  patented processes,  both  investees have been inactive. The  Company  has determined that the operating plant of each investee will require
further  modifications  before  commercial  production   can   be
achieved.  This  will not occur at the TACMA or  Armant  facility unless  and  until the Company directs its efforts and  resources toward  either TACMA or Armant.  No such activities are currently planned for either TACMA or Armant.

     Due  to  the  length  of its development  stage  activities, liquidity has always been a continuing concern.  The Company  has incurred net losses from its inception in 1966 through August 31,
1997,  of approximately $64,977,889.   The Company's continuation
in existence is dependent upon its ability to generate sufficient cash  flow to meet its continuing obligations on a timely  basis, to obtain additional financing as may be required, and ultimately to  attain successful operations.  Management believes  that  the plants  constructed  by  Armant and TACMA  demonstrate  that  the production of metal chlorides and aluminum intermediates  through the Company's patented processes is possible.

     The Company's intention in the near-term is to focus its efforts and resources on completing a project to commercialize the Clay-to-Aluminum Process be undertaken in two steps.

     In  the  first step, which TAC has designated Phase  1,  TAC proposes that a semi-commercial demonstration plant be built  and
operated.   Operation of this semi-commercial plant  will  permit
engineers  to  fine  tune  the  design  of  the  subsequent  full commercial facility in Phase 2.  Equally important, the  Phase  1 plant  will  provide a hands-on training facility for  commercial plant staff.  Phase 2 of the project will comprise the design and construction  of a full scale commercial Clay-to-Aluminum  plant.
Cost  of  Phase 1 is estimated to be $45 million and the cost  of phase 2 will be determined after Phase 1 has been completed.

     There will be two principal goals in executing Phase 1.  The first  goal  is to refine TAC's clay chlorination procedures  for
implementation  in  commercial production  facilities.   TAC  has
already  developed these procedures to an advanced stage  in  its pilot  plant, but the design of that pilot plant did  not  permit
long   duration,  continuous  operation  runs.    Refinement   of
procedures   will  permit  confident  scale-up  to   full   scale
commercial plant capacity.

     The second goal will be generation of refined designs for full scale commercial smelting cells. This will be accomplished by constructing the operating a complete ACS smelting facility which will consume a portion of the aluminum chloride produced in clay chlorination. The balance of production will be marketed as high purity anhydrous aluminum chloride to generate revenues to help defray plant operating costs. Smelting specialists foresee rapid development of a final design for commercial cells in Phase
1, and anticipate that this will consume nine to twelve months of development time.

     The  project  will  start as soon as  TAC  has  secured  the
financing   for   Phase1.    Initial  tasks   includes   detailed
engineering  design of clay chlorination and smelting facilities, and  the  selection of a suitable plant site.  Construction  will begin with site preparation, approximately nine months after  the project start.  After an initial ramp-up period the Phase 1 plant is  expected to reach full design capacity within 36 months after project start.

     After confirmation of the economic viability of the Clay-to-
Aluminum Process, work will begin on the second phase of the project, namely the design, construction and operation of a commercial Clay-to-Aluminum plant. TAC proposes that a modular design concept be adopted for Phase 2, such that the eventual full scale commercial plant will consist of a set of duplicate plant modules, operating in parallel. TAC estimates that the first plant module will be completed in year seven of the project, with additional modules constructed in parallel in subsequent years.

     In  light of the Company's net operating loss carry-forwards
of  approximately   $53,478,590 at August  31,  1997,  management
believes  that  none of the provisions of the Tax Reform  Act  of
1986  will,  in  any  respect, have a material  impact  upon  the
Company's liquidity or earnings for the foreseeable future.

     The  Company's  continuation in existence is dependent  upon its  ability  to  generate  sufficient  cash  flow  to  meet  its
continuing  obligations  on a timely  basis,   and  to  fund  the
purposed projects and ultimately to attain successful operations.
These  factors, among others, may indicate that the Company  will be  unable to continue in existence.  The financial statements do not  include  any adjustments relating to the recoverability  and classification  of  recorded asset  amounts  or  the  amount  and classification of liabilities that might be necessary should  the
Company be unable to continue in existence.

Related Party Transactions

     A  significant  aspect of the Company's business  activities
consists  of  transactions with related parties.   The  following
summarizes significant assets at August 31, 1997 and 1996 arising from transactions with related parties:

                                              August 31,
                                     1997                 1996
                                   --------             -------
 Advances to Armant (Note 2)     $ 17,604,113        $ 16,819,407

     Less write off due to the
       Prolonged delay in
       Obtaining funding          (17,637,363)       (16,232,825)

     Prepaid leases (Note 4)              ---                ---
                                  -----------        -----------
     Total                        $   236,750          $ 586,582
                                  ===========        ===========


Development Stage Enterprise

     The   Company  was  incorporated  in  August  1966.    Since
inception,  the Company's activities have consisted primarily  of the  development  of processes for the commercial  production  of
aluminum intermediates together with marketable byproducts.   The
Company is considered to be a development stage enterprise; start-
up  and  pre-operating activities have commenced  at  the  Armant facility, but the Company has received no revenues therefrom.

Property and Depreciation

     Property,  plant and equipment is stated on  a  cost  basis.
Depreciation for book purposes is provided by use of the straight-
line  method over the estimated useful lives of the assets, which range  from  4  to  20 years.  Depreciation for tax  purposes  is provided by use of the MACRS method for the current year and ACRS method  for previous years.  Improvements on leased property  are amortized over the lesser of the lease term or useful life of the
asset.   Renewals and betterments of property and  equipment  are
capitalized and maintenance and repairs are charged to operations as  incurred. Upon retirement or sale of property, the  cost  and accumulated  depreciation are removed from the accounts  and  any gain or loss is recognized.  Investment tax credits are accounted for using the flow-through method.

Patents

     Patent costs include legal and other costs incurred in filing for and obtaining patents; such costs are amortized using the straight-line basis over the lesser of the legal or estimated useful life of the patent.

Loss Per Common Share

     Loss  per  common share is computed based upon the  weighted
average  number  of  shares  of common  stock  outstanding.   The
weighted  average  number of shares outstanding  for  the  fiscal years  ended  August  31,  1997, and  1996  was  35,466,193,  and
35,466,193,  respectively.   The Company has options  outstanding
that are common stock equivalents which are not considered in the computation  of  loss per share since the effect would  be  anti-
dilutive.

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

Statement of Cash Flows

     In November, 1987, the Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows". The Company adopted provisions of the statement in its 1988 financial statements and restated previously reported statements of changes in financial position for 1997, 1996 and the statement from inception to August 31, 1997.

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

TACMA

     In  January 1982, the Company and an Indian company  entered into  a Promotion Agreement providing for the formation of TACMA.
TACMA  was  formed  to  construct a plant in  India  designed  to produce  metal  chloride through the use of the Company's  carbo-
chlorination processes.  The Promotion Agreement provided for  an initial  capital  contribution by the  Company  of  approximately
$42,800  in  exchange for a 40% equity interest in TACMA.  During the  1983  fiscal year, the Company and TACMA's other stockholder assigned  to a third party the right to a 25% equity interest  in
TACMA  in  exchange  for the third party's  $200,000  advance  to
TACMA.   A transfer of equity interest to the third party,  which
is  subject to the prior approval of the Indian government, would have  reduced the Company's equity interest in TACMA to 27  1/2%.
The  Company  and  the third party also entered into  a  separate agreement which provided that the third party could convey to the
Company its right to the 25% equity interest in TACMA in exchange for  200,000  shares of the Company's common stock.  During  July
1987,  the  Company  issued 200,000 shares of  its  common  stock valued  at  $325,000 in exchange for the third party's rights  to the  additional  equity  in  TACMA.  Under  this  agreement,  the transfer  to  the  Company of the additional equity  interest  in
TACMA,  which  is  subject to the prior approval  of  the  Indian government, would increase the Company's equity interest in TACMA to 52 1/2%.

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

     Contributions  to  Armant by the limited  partners,  on  the basis  of a single limited partnership unit, consisted of $25,000 in  initial  cash deposits, $75,000 in cash to be paid  in  equal monthly  installments of $5,000 and either a  $60,000  letter  of credit  or  the  purchase of $60,000 of the Company's  restricted common  stock.  Armant has received subscriptions for all thirty-
five  limited partnership units.  At August 31, 1988, Armant  had
received  cash contributions of approximately   $3,459,000.   The
Chairman of the Company's Board of Directors holds fifteen of the thirty-five units.

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

     Since  the  plant  was shutdown in 1988 due to  insufficient capital  to  maintain operations, the Company has been attempting to  secure  additional funds to enable it to modify and  start-up the  Armant  plant.  Significant effort has been devoted  in  the period  1988 to 1995 to securing funding from the DOE  under  the
"Steel   and   Aluminum   Energy  Conservation   and   Technology
Competitiveness  Act  of  1988".   Presently,  the  Company   has
postponed its efforts to up grade the Armant Plant.

     During fiscal years 1996 and 1997, the prolonged delay in securing the necessary funding to restart the Armant Pant forced the Company to write off a significant portion of the Armant assets. Costs capitalized and deferred by Armant consisted of the following:


                                                August 31,
                                           1997            1996
                                          ------          ------
Direct carbo-chlorination
      plant costs:
     Process equipment..............  $ 4,110,000     $ 5,473,000
     Other equipment................       14,000          27,000
     Leasehold improvements.........      145,000         175,000
                                       ----------     -----------
                                        4,269,000       5,675,000

Self-construction and start-up costs:
      Salaries:
     Engineering ..................       360,000         427,000
     Plant construction and
        operations.................     2,154,000       2,914,000
     Indirect labor and overhead...       367,000         425,000
                                        ---------       ---------
                                        2,881,000       3,766,000

Related costs:
     Plant operations..............             -              -
     Direct and indirect plant
         and material costs........             -              -
     Technical outside services....             -              -
     Other.........................             -              -
                                        ---------       ---------
Interest costs:
     Payable to Toth
          Aluminum Corporation.....             -              -
     Other.........................             -              -
                                       ----------       ---------
                                      $ 7,150,000     $ 9,441,000



     Presented  below  is  summarized  financial  information  of
Armant.    Beginning  September  1,  1986,   Armant  elected   to
discontinue capitalizing costs not directly associated with plant
construction.   Prior  to  September  1,  1986,  all  costs  were
capitalized and deferred.




                                              August 31,
                                         1997          1996
                                        ------         ------
Assets:
     Plant and equipment.......      $ 7,150,000     $9,441,000
     Other.....................          528,000        737,000
                                     -----------     ----------
         Total.................       $7,732,000    $10,178,000
                                     ===========    ===========


Liabilities and Equity:
  Notes payable - Toth Aluminum
     Corporation................     $ 6,087,000   $ 8,494,000
     Notes payable - Bank.......         525,000       525,000
     Payables - Toth
         Aluminum Corp..........      12,100,000    13,950,000
         Other payables.........         550,000       547,000

     Equity - Toth Aluminum
         Corporation............     (13,484,000)  (13,325,000)
         - Other................         (13,000)      (13,000)
                                     (13,497,000)  (13,338,000)
                                    ------------  ------------
Total...........................     $ 7,732,000  $ 10,178,000
                                    ============  ============



                                          Year Ended August 31,
                                           1997           1996
                                          ------         ------
Statement of Plant Expenses
   Direct plant costs................   $ 220,000      $ 267,000
   Interest Expense..................   2,547,000      2,945,000
   Interest Expensed Prior years.....
   General and administrative costs..     124,000        175,000
                                        ---------      ---------
        Net loss                      $ 2,891,000    $ 3,391,000
                                     ============    ===========


                                                August 31,
                                           1997            1996
                                          ------          ------
Payable to and Equity of
 Toth Aluminum Corporation
   Notes payable....................   $18,114,000     $19,375,000
   Payables.........................     6,013,000       7,425,000
   Beginning equity of the Company..    (5,560,000)     (5,560,000)
   Less:  Loss from Armant..........   (10,785,000)     (9,375,000)
        Affiliates interest
        capitalized by Armant, but
        not accrued by the Company..    (5,620,000)     (5,620,000)
   Expensed by Armant, but not
        accrued by the Company......    (2,052,000)     (5,351,000)
                                        -----------     -----------
  Investment in and advances to
      Armant........................     $ 110,250       $ 894,000
                                       ===========      ===========

     3.  PROPERTY, PLANT AND EQUIPMENT

     At August 31, 1997 and 1996, the Company's property, plant and equipment consisted of the following:

                                            1997            1996
                                           ------          ------
     Equipment......................     $  15,325       $  15,325
     Furniture and fixtures.........        99,636          99,636
     Leasehold improvements.........       355,127         355,127
     Autos, tractors and trucks.....        39,800          39,800
                                          --------        --------
                                           509,888         509,888
     Accumulated depreciation and
     amortization...................      (459,951)       (406,726)
                                         ---------       ----------
     Property, plant and
        equipment - net.............     $  49,934       $ 103,159
                                         =========       =========

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

     During  fiscal  years  1985 and 1984  the  Company,  in  its capacity  as  general partner, negotiated loans of  approximately
$2.4  million  for the Armant Partnership using the  property  as
collateral.   Approximately  $525,000  of  these  loans  remained
outstanding at August 31, 1997.

     5.  NOTES PAYABLE

          Notes payable consisted of the following:
                                                   August 31,
                                           1997                1996
                                          ------              ------
  Notes payable to bank,
   collateralized(A):
   At 12% .......................        $     -             $     -
  Demand notes payable to other
   parties, unsecured (A):
   At 12% .......................              -                   -
  Demand notes, and payable to
   related parties, unsecured (A):
   At 12%........................        2,677,350           2,555,601
                                        ----------          ----------
 Series "A-1" Convertible
   Promissory Notes
   Payable to related parties....        7,398,265           6,726,150
   Payable to others.............        5,978,421           5,575,742
                                        ==========          ==========
 Total...........................     $ 16,054,036         $15,932,287

       A) Partial or full collateralized by a pledge of personal assets owned by the Company's Chairman of the Board.

          Bank borrowings and applicable interest rates were as follows:


                                          1997      1996       1995
                                         ------    ------     ------
Balance at end of period............    $   -0-    $  -0-     $   -0-
Maximum amount outstanding..........        -0-       -0-         -0-
Weighted average amount
   outstanding......................        -0-       -0-         -0-
     Weighted average interest rate
     during the year................         -         -           -
     Weighted average interest rate
      at year end...................         -         -           -

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


     7.  INCOME TAXES

     The  Company  has  net  tax  operating  loss  carry-forwards available  which  may  be used to offset future  taxable  income.
Potential tax benefits of the loss carry-forwards have  not  been recognized for accounting purposes since realization of the carry-
forwards  is  not  assured.   The principal  differences  between
losses  recognized  for tax and book purposes  are  research  and development expenses, which are capitalized for tax purposes  and the method of calculating the Company's equity in loss of Armant.
At  August 31, 1997, the amounts and expiration dates of the  net operating loss carry-forwards were as follows:

                     Expires in Year
                     Ending August 31,                 Amount
                   --------------------              ----------
                           1997                         262,300
                           1998                         697,200
                           1999                         767,700
                           2000                         377,500
                           2001                       1,608,600
                           2002                       1,407,200
                           2003                       8,045,300
                           2004                       1,931,000
                           2005                       1,524,000
                           2006                       1,234,000
                           2007                       3,618,000
                           2008                       2,204,000
                           2009                       2,313,000
                           2010                      16,157,300
                           2011                       6,864,124
                           2012                       3,927,868
                         -------                   ------------
                           Total                    $53,478,592
                                                    ===========

     8.  STOCK OPTIONS AND WARRANTS

     Stock Option Plans:

     The  Company's  Board of Directors has,  at  various  dates, awarded  options to individuals to purchase the Company's  common
stock.   During  fiscal year 1997 no options were exercised.  The
following  information is furnished with respect to  options  and warrants  outstanding.

                                    Number of Shares at
                                  August 31,    August 31,
                                    1997           1996
                                  --------       --------
     Exercise Price
               Options:
                  $2.00-2.84        30,000        30,000
                  $4.00-5.00         5,000         5,000

                 Warrants:         -------       -------
                     Total          35,000        35,000
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

     The table below sets forth common stock issuances from inception of the Company to August 31, 1997, and together with the nature of the consideration received, the range of per share prices, and the average per share price. The number of shares issued and per share prices have been adjusted, where applicable, for stock splits.


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


                                 Number of      Total Dollar   Price Per Share
                                 Shares Issued  Consideration  Range    Average
                                 -------------  -------------  -----    -------
From September 1, 1988
  to August 31, 1989:
Issued for cash ................      466,286        349,714       .75      .75
Issued to officers, employees,
 directors and consultants for
 services.......................      118,900         89,175       .75      .75
Issued upon payment of common
 stock subscribed...............       40,000         20,000       .50      .50
Total...........................      625,186        405,984
                                  -----------     ----------
Total at August 31, 1989........   35,376,193    $38,376,926
                                  ===========    ===========



                                 Number of      Total Dollar   Price  Per Share
                                Shares Issued   Consideration  Range    Average
                                -------------   -------------  -----    -------
From September 1, 1989
  to August 31, 1990:
Issued for cash ................
Issued to officers, employees,
 directors and consultants for
 services.......................       40,000         20,000     .50       .50
Issued upon payment of common
 stock subscribed...............
Total...........................       40,000         20,000
                                   ----------     ----------
Total at August 31, 1990........   35,416,193    $38,396,926
                                   ==========    ===========


                                  Number of       Total Dollar   Price Per Share
                                  Shares Issued   Consideration  Range   Average
                                  -------------   -------------  -----   -------
From September 1, 1990
  to August 31, 1991:
Issued for cash ................
Issued to officers, employees,
 directors and consultants for
 services.......................
Issued upon payment of common
 stock subscribed...............
Total...........................
                                  -----------   ------------
Total at August 31, 1991........   35,416,193    $38,396,926
                                  ===========   ============



                                  Number of       Total Dollar   Price Per Share
                                  Shares Issued   Consideration  Range   Average
                                  -------------  --------------  -----   -------
From September 1, 1991
  to August 31, 1992:
Issued for cash ................       50,000         31,250     .50-.75    .63
Issued to officers, employees,
 directors and consultants for
 services.......................
Issued upon payment of common
 stock subscribed...............
Total...........................       50,000         31,250
                                   ----------    -----------
Total at August 31, 1992........   35,466,193    $38,428,176
                                   ==========    ===========




                                  Number of       Total Dollar   Price Per Share
                                  Shares Issued   Consideration  Range   Average
                                  -------------   -------------  -----   -------
From September 1, 1992
  to August 31, 1997:
Issued for cash................
Issued to officers, employees,
 directors and consultants for
 services......................
Issued upon payment of common
 stock subscribed..............
Total
                                   -----------    ------------
Total at August 31, 1997           $35,466,193     $38,428,176
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


11. SERIES "A-1" CONVERTIBLE PROMISSORY NOTE

       In May of 1995, the Company elected to convert the majority of its indebtedness into shareholder equity. At that time there existed a Convertible Promissory Note, which provided for the existing indebtedness to be converted into stock based upon the conversion price of $.50 per share plus a warrant to purchase an additional equal number of shares at $.75 per share.
The new Series "A-1" Convertible Promissory Note's conversion price remains the same at $.50 per shares, with a warrant to purchase an additional equal number of shares, however, the price has changed and is now at $.30 cents per share. There are several limitations, primarily, the Company does not have sufficient shares of Common Stock authorized to permit conversion of the Series "A-1" Notes. Accordingly, the Notes is not convertible into Common Stock, until such time as there has been an amendment to the Articles of Incorporation of the Company, approved by its shareholders, increasing the number of authorized shares of Common Stock to an amount sufficient to cover the number of shares subject to conversion under the Series "A-1" Notes.

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


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
Schedule IV - Indebtedness of and too Related Parties - Not
Current
COL. A                COL. B             COL. C             COL.D           COL.E
                      ----------------------Indebtedness of------------------------

Name of               Balance at                                           Balance
Related Party         Beginning          Additions        Deductions       at End

For the fiscal years
ended August 31,

1997
Armant                $ 25,788,136       $      -         $ 17,294,136A   $  8,494,000
TACMA*                $       -          $      -         $         -     $       -

1996
Armant                $ 38,562,246       $      -         $ 12,774,110A   $ 25,788,136
TACMA*                $       -          $      -         $         -     $       -

1995
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

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

Schedule IV - Indebtedness of and to Related Parties - Not
Current
(Continued)
                     Col. F             Col. G              Col.H           Col. I
                   ------------------------Indebtedness to---------------------------
Name of             Balance at                                             Balance
Related Party       Beginning           Additions        Deductions         at End

For the fiscal years
ended August 31,

1997
Armant                $   -                    -               -               -
TACMA                 $   -                    -               -               -

1996
Armant                $   -                    -               -               -
TACMA                 $   -                    -               -               -

1995
Armant                $   -                    -               -               -
TACMA                 $   -                    -               -               -
