Form 10-Q
period 1997-11-30
TOTH ALUMINUM CORP
filed 1998-01-30
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended:  November 30, 1997
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

Common stock, without par value                    35,466,193
     Class                                      Outstanding at
                                               November 30,1997

                    TOTH ALUMINUM CORPORATION
                       INDEX TO FORM 10-Q

            For the Quarter Ended November 30, 1997

                                                         Page

Part I  Financial Information (Unaudited)

        Balance Sheets - November 30, 1997
        and August  31, 1997 ..........................

        Statements of Operations - Three Months
        Ended November 30, 1997 and 1996..............

        Statements of Cash Flows - Three Months
        Ended November 30, 1997 and 1996..............

        Notes to Financial Statements.................

        Management's Discussion and Analysis
        of the Financial Conditions and Results
        of Operations ................................


Part II Other Information ............................







TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS  (Unaudited)

                                                      November 30,  August 31,
                                                           1997        1997
ASSETS

CURRENT ASSETS:
Cash ..............................................  $      326     $   4,112

Accounts receivable:
   Other..........................................            0             0
Prepaid:
    Leases................................ ........          -             -
   Other...........................................     _______       _______
Total current assets...............................         326         4,112
INVESTMENTS IN AND ADVANCES TO:
   Armant  Partnership.............................      97,241       110,250

PROPERTY, PLANT AND EQUIPMENT - Net................      73,853        79,738

PREPAID  LEASES....................................         -             -

PATENTS AND PATENT RIGHTS (net of
  accumulated amortization:........................         680           940

TOTAL ASSETS.......................................   $ 172,100    $  195,040


LIABILITIES

CURRENT LIABILITIES:
  Notes payable-related parties...................   $   23,100        23,100
  Notes payable-bank..............................           -             -
  Notes payable-other.............................      300,000       300,000
  Accounts payable:
    Trade.........................................      461,350       457,300
    Officers and employees........................      297,460       279,560
    Accrued  salaries ............................    2,010,461     1,948,961
    Accrued expenses .............................      101,420        89,450
    Accrued  interest payable.....................    1,569,818     1,474,005
  Total  current liabilities......................    4,763,609     4,572,376


DEFERRED CREDIT ..................................           0            0

Series "A-1" Convertible Promissory Note1 (CPN)
 CPN Related Parties
      Principal...................................    7,398,265     7,398,265
      Accrued  interest payable...................    4,626,327     4,404,380
 CPN Other Parties
      Principal...................................    5,978,421     5,978,421
      Accrued  interest payable...................    4,535,532     4,356,180
      Total  Series "A-1" Notes...................   22,538,545    22,137,246

CONVERTIBLE DEBENTURES PAYABLE
   (net of discounts, commissions,
     and  offering costs of:......................       20,437        20,437


STOCKHOLDERS' EQUITY:
Common  stock - no par value.(1)..................   38,258,096    38,258,096
Common stock warrants.............................
Common  stock subscribed..........................       20,000        20,000
Paid  in  capital.................................      164,774       164,774
Deficit  accumulated  during
  the development stage...........................   (65,593,361) (64,977,889)

Total  stockholders' equity.......................   (27,150,491) (26,535,019)


TOTAL.............................................   $   172,100  $   195,040

(1)  See  Section 11, "Notes to Financial Statements" of the
     August 31, 1997 10-K.


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS  OF  OPERATIONS  AND DEFICIT  ACCUMULATED  DURING  THE
DEVELOPMENT  STAGE  FOR  THE  QUARTER  ENDED  NOVEMBER  30,  1997
(Unaudited)


                                          Three Months Ended    From Inception
                                               November 30      To November 30,
                                            1997        1996         1997
COSTS AND EXPENSES:
   Research and
      Development...................  $     3,740   $    1,421    $ 7,720,880
   Promotional,  general and
      administrative................       95,420      123,641     15,526,146
    Interest........................      497,112      478,141     12,420,432
    Total...........................  $   596,272    $ 603,203     35,667,458

OTHER (INCOME) EXPENSE:

   Loss in Investment and Advances
      To Armant.....................        3,191      427,735     17,350,554
   Equity in
       loss of Armant...............       16,009      102,364     12,575,349

NET LOSS............ ...............   $  615,472  $ 1,133,302   $ 65,593,361


LOSS PER
   COMMON SHARE.....................      $ .01        $ .03



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOW


                                       Three Months Ended      From Inception
                                          November 30,         To November 30,
                                       1997          1996           1997

OPERATING ACTIVITIES
NET  LOSS......................... $(615,472)     $(802,147)     ($ 65,593,361)

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:

 Depreciation and
     amortization.................     5,886         13,306          1,141,026
  Amortization and write
     off of patents...............       260         29,793            440,138
  Amortization of prepaid leases..         -              -            302,424
  Amortization of financing Cost..                                      95,000
 Loss on divesture of
   Subsidiaries...................                                     912,586
 Loss from joint venture..........    16,009        102,364         11,032,871
 Other............................                                     111,616
 Proceeds from royalty
   Prepayments....................                                     172,760
 Prepayment of Leases.............                                     (16,104)
 Disposition of property,
   Plant, and equipment...........                                      27,745


CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable.....................                                    (10,787)
  Decrease (Increase) in
    Prepaid expenses...............                                    (27,371)
  Increase in accounts payable
    and accrued expenses...........  181,304        222,228         12,354,529
  Increase (decrease) in notes
    notes payable..................  401,299        324,673         18,414,234
                                    (10,715)          4,322      ($ 20,642,694)


INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment...............           -            -         ($ 1,159,046)
  Acquisition of patents........                                      (443,475)
  Investment of Certificates
    of Deposit..................                                    (3,995,000)
  Cash investment in and
    Advances to TACMA...........                                    (1,076,595)
  Write off of Investments
    And Cash Advances to Armant.       3,191        427,735         17,254,352
  Cash investments in and
    advances to Armant..........       7,850         18,400        (20,799,889)
  Redemption of Certificates
    of Deposit..................                                     3,995,000
  Proceeds from sale of net
  Profit interest...............                                   $    50,000
                                      11,041        466,135        ($6,174,653)


FINANCING ACTIVITIES:

  Stock issued or subscribed
    For cash....................                                    18,481,076
  Preferred stock issued
    For cash....................                                       266,400
  Proceeds from long term
    Obligations.................                                     1,430,349
  Proceeds from warrants
    Issued for cash.............                                     6,236,507
  Common stock issuance
    cost........................                                      (166,550)
  Issuance of convertible
    Debentures..................                                     1,913,963
  Cash received upon
    Conversion of debentures
    To common stock.............                                       112,999
  Payment of long term
    Obligations.................                                    (1,457,071)
                                           -             -          26,817,673

INCREASE (DECREASE) IN CASH            4,112          1,447                326
CASH BEGINNING OF PERIOD               3,786          3,750
CASH END OF PERIOD                       326          5,197                326

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of November 30, 1997, and the results of its operations and changes in financial position for the three months then ended.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-
K, dated August 31, 1997.

  2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through November 30, 1997, and August 31, 1997, of $65,593,361 and $64,977,889,
respectively. Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA and Armant are both inactive. The Co mpany has determined that the operating plant of each investee will require further modifications before commercial production can be achieved.

               The Company plans to fund its operations through short-term borrowing secured by the personal assets of the Company's Chairman of the Board. The capital and operating needs of Armant will be raised through the formation of a joint venture partner with Armant. The recoverability of the Company's investments in and advances to Armant and the recoverability of the capitalized cost of Armant is dependent on the investee achieving sufficiently profitable commercial operations, as well as the Company's ability to raise the funds indicated above to provide the necessary capital and to support these operations.

     The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to fund the operating and capital needs, obtain additional financing as may be required, and ultimately to attain successful operations. Should the Company be unable to obtain a joint venture partner(s) it may experience significant difficulty raising funds. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.


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

     During November 1984, the Company loaned $3,995,000 to Armant, resulting in the Company now having a receivable from Armant in the amount of $3,995,000 bearing interest at 13.5% per annum. As of August 31, 1989 the Company had made additional cash advances to the Armant Partnership totaling $17,409,000, bearing interest at 12% per annum. The Company has also liquidated $240,000 of Armant's notes payable plus accrued interest due to a corporation controlled by a member of the
Company's  Board of Directors by issuing 240,000  shares  of  the
Company's restricted common stock. As a result the Company recorded a receivable from Armant of $276,000 bearing interest at 12% per annum. The Company had additional non-interest bearing receivables from Armant totaling $173,000 which were incurred in fiscal 1984, resulting from billing under a service agreement. Subsequent to that date all costs, including general and administrative cost, incurred by the Company related to the construction and operation of the Armant Plant, have been absorbed by the Company and expensed as incurred. As of August 31, 1997, the Company has guaranteed nearly $525,000 of Armant's bank debt plus accrued interest.

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

     Since the plant was shutdown in 1988 due to insufficient capital to maintain operations, the Company has been attempting to secure additional funds to enable it to modify and start-up the Armant plant. Significant effort has been devoted in the period 1988 to 1997 to securing funding from the DOE under the "Steel and Aluminum Energy Conservation and Technology Competitiveness Act of 1988".

Costs Capitalized and deferred by Armant consisted of the following:



                                              November 30     August 31
                                                  1997           1997
Direct carbo-chlorination plant costs:
    Process equipment....................... $  3,735,000    $ 4,110,000
    Other equipment.........................        7,000         14,000
    Leasehold improvements..................       70,000        100,000
                                                3,812,000      4,269,000
Self-construction and start-up costs:
    Salaries
        Engineering.........................      216,000        360,000
        Plant construction and operations...    2,200,000      2,154,000
        Indirect labor and overhead.........      285,000        367,000
                                                2,701,000      2,881,000

                                             $  6,513,000    $ 7,150,000


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



                                               November 30,  August 31,
                                                   1997         1997

Assets:
    Plant and equipment...................   $  6,513,000    $ 7,150,000
    Other.................................        440,000        528,000
             Total........................   $  6,953,000    $ 7,732,000


Liabilities and Equity
    Notes payable - Toth Aluminum
        Corporation.......................   $  6,839,000    $ 7,087,000
    Notes payable - Banks.................        525,000        525,000
    Payables - Toth Aluminum
        Corporation.......................     12,747,000     13,067,000
    Other payables........................        640,000        550,000

    Equity - Toth Aluminum
        Corporation.......................    (13,785,000)   (13,484,000)
        - Others..........................        (13,000)       (13,000)
                                              (13,798,000)   (13,497,000)

        Total.............................    $ 6,953,000    $ 7,732,000


                                                 Three Months Ended
                                                     November 30,

                                                  1997           1996
Statement of Plant Expenses
    Direct plant costs....................     $    7,000     $    3,000
    General and administrative costs......         26,000         11,000
    Interest Expense......................        105,000         96,000
    Net Loss..............................     $  138,000     $  110,000


                                                November 30,    August 31,
                                                    1997           1997
Payable to and Equity of Toth Aluminum
 Corporation:
    Notes payable..........................  $ 17,843,000   $ 18,975,000
    Payables...............................     5,900,000      8,560,000
    Beginning equity of the Company........    (5,560,000)    (5,560,000)
    Less: Loss from Armant.................   (11,110,000)    (8,784,000)
      Capitalized by Armant, but
      not accrued by the Company...........    (5,620,000)    (5,620,000)
    Expensed by Armant but
      not accrued by the Company...........    (1,356,000)    (7,105,000)
    Investment in and advances to
      Armant...............................   $    97,241    $   466,000

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

    Reference is made to Note 6 regarding a Swiss corporation's advance to TACMA, in 1982, on the Company's behalf. The Company recorded this advance as an additional investment in and advance to TACMA. The Swiss Corporation has not received payments equal to $50,000, and in 1996 they have requested action requiring the Company to replace or supplement its interest in TACMA. During 1997 the company issued a Series AA-1" Convertible Promissory Note to the Swiss Corporation for the original $50,000.00 plus accrued interest of $98,200 for a total of $148,000.



4.  NOTES PAYABLE

    Notes payable consisted of the following:

                                                November 30,        August 31,
                                                    1997              1997
    Notes payable to bank,
      collateralized (A):...................              -                -

    Demand notes payable to related
      parties, unsecured (A):  At 12%.......       2,843,217         2,677,350

     Demand notes payable to other parties,
       unsecured (A): At 12%................              -              -

    Series "A-1" Convertible Promissory
       Notes Payable to related parties.....       7,398,265         7,398,265
       Payable to others....................       5,978,421         5,978,421

    Total...................................    $ 16,219,903      $ 16,054,036

    A) Collateralized by a pledge of personal assets owned by the Company's Chairman of the Board.


5. During 1988, the Company commenced a private offering of 1,500,000 units of its securities. Each unit consisted of one share of the Company's common stock and the right to acquire an option to purchase an additional share at a price equal to the original purchase price of the unit. As of November 30, 1988, the Company had sold 1,292,367 units and had issued option rights to purchase 1,292,367 shares with an exercise price ranging from $0.75 per share to $0.95 per share. Of the 1,292,367 units sold, during September 1988 27,386 units were issued in satisfaction of $20,539 of lease payments. The option is exercisable for a period of three years, commencing on the date that the Company's shareholders approve an increase in the authorized shares of the Company so as to permit the exercise of all of the options offered hereby, but in no event later than August 30, 1997. If no such authorization has been made prior to that date, options will automatically be converted into the Company's subordinated debt in a principal amount representing the difference between the closing bid price of the Company's common stock on August 30, 1997, and the exercise price of the option, bearing interest at the rate of 1% per month until paid.

6. The financial statements are summarized and reference is made to the "NOTES TO FINANCIAL STATEMENTS" included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1997, as filed with the Securities and Exchange Commission.

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources.

    During the quarter ended November 30, 1997, total assets decreased from 195,040 to $172,100, and current assets decreased from $4,112 to $326. While advances to Armant increased by $3,191 during the quarter, the investment in Armant was decreased by $16,009 from recognition of the Company's equity in loss of Armant. The recoverability of the Company's investment in and advances to Armant of $97,241 is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 3 of Notes to Financial Statements).

    Current liabilities, increased from $4,572,376 to $4,763,609 during the same period. During the same period, accrued salaries increased by $61,500 and accrued interest increased by $95,813.

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

    The Company, as general partner of Armant, has granted a continuing guarantee of Armant's outstanding bank debt of approximately $525,000 plus accrued interest. During the year ending August 31, 1997, the Company wrote down $17,254,352 of its investment in Armant. This write down occurred due to the prolonged delay in obtaining the necessary funding to restart the plant.

Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through November 30, 1997, of approximately $65,593,361. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented processes, Armant has not achieved continuous commercial production, and the commercial viability of the processes has not been demonstrated. TACMA has not commenced commercial production and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant, is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.

Immediate Development Plans at Armant and Canada.

     As in the previous years, the principal goal of the Company is to commercialize its process to produce aluminum metal and intermediate chloride and oxide products from clay. One of the first steps in the commercialization process is the commercial production of metal chlorides. The Company is currently engaged in pursuing this option to achieve this first level of commercialization.

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

    The net loss for the three months ended November 30, 1997, was $615,472 compared to $1,133,302 for the corresponding period in 1996.

    The initial phase of construction of the Armant Plant was completed in December, 1983. Since that time, numerous test runs have been performed in an effort to achieve continuous commercial production of market grade metal chlorides. Subsequent to the Company's 1986 fiscal year end, Armant determined additional funding would be required to sustain successful operations. Therefore, because of unexpected construction delays and the continued lack of commercial production, Armant elected to discontinue capitalizing plant start-up costs as of August 31, 1986. The net loss recognized by Armant during the three months ended November 30, 1987, resulted primarily from expensing start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the three months ended November 30, 1997, was $16,009, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.

PART II.  Other Information

Item 1.  Legal Proceedings

    See  Item  10 of the Company's Form 10-K for the  year  ended
    August 31, 1997, concerning legal proceedings.


                           SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




TOTH ALUMINUM CORPORATION
(Registrant)



BY:   Charles E. Toth Jr.               Date: January 28, 1998
      Charles E. Toth Jr.
      Treasurer


BY:  Charles Toth                       Date:January 28, 1998
     Charles Toth
     Chairman  of  the
     Board of  Directors
     and Chief Executive Officer