Form 10-Q
period 1998-02-28
TOTH ALUMINUM CORP
filed 1998-05-01
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended: February 28,1998
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

Common stock, without par value                      35,466,193
           Class                 Outstanding at February 28, 1998

                   TOTH ALUMINUM CORPORATION
                       INDEX TO FORM 10-Q

            For The Quarter Ended February 28, 1998



                                                    Page

Part I  Financial Information

  Balance Sheets - February 28, 1998
        and August 31,1997....................      3

    Statements of Operations - Six Months Ended
    February 28, 1998 and February 28, 1997....     5

    Statements of Cash Flows - Six Months Ended
    February 28, 1998 and February 28, 1997....     6

    Notes to Financial Statements..............     8

    Management's Discussion and Analysis
    of the Financial Conditions and
    Results of Operations......................     15



Part II Other
    Information................................     20

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)
                                         February 28,    AUGUST 31,
                                              1998         1997
ASSETS
CURRENT ASSETS:
        Cash.......................... $      651         4,112
        Accounts receivable-other.....
Prepaid:
        Leases........................
        Other.........................

Total Current Assets..................        651         4,112


Property, Plant and Equipment Net......    67,968        79,738


OTHER ASSETS
Investments in and Advances to
     Armant Partnership Net...........     84,232       110,250
Patents and Patent Rights (net of
     accumulated amortization:........        550           940
Total Other Assets....................     84,782       111,190


TOTAL................................. $  153,401   $   195,040

See notes to financial statement

                                      February 28,     August 31,
                                          1998            1997
LIABILITIES

CURRENT LIABILITIES:
Notes payable-related parties.........  $  23,100        $23,100
Notes payable-bank....................         -             -
Notes payable-other ..................    300,000        300,000
Accounts payable:
     Trade............................    462,980        457,300
     Officers and employees...........    302,147        279,560
Accrued salaries .....................  2,068,211      1,948,961
Accrued expenses .....................    123,600         89,450
Accrued interest payable..............  1,662,769      1,474,005
Total current liabilities.............  4,942,807      4,572,376

DEFERRED CREDIT ......................          0              0

Series "A-1" Convertible Promissory Note1
  Related Parties
     Principal........................  7,398,265      7,398,265
     Accrued interest payable.........  4,848,274      4,404,380
 Non-Related Parties
     Principal........................  5,978,421      5,978,421
     Accrued interest payable.........  4,714,884      4,356,180
     Total Series "A-1" Notes......... 22,939,844     22,137,246

CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
     and offering costs of $1563......     20,437         20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value........... 38,258,096     38,258,096
Common stock subscribed...............     20,000         20,000
Paid in capital.......................    164,774        164,774
Deficit accumulated during the
     development stage................(66,192,557)   (64,977,889)
Total stockholders' equity............(27,749,687)   (26,535,019)


TOTAL................................ $   153,401    $   195,040

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)

                         Three Months Ended    Six Months Ended  From Inception
                         February  February   February  February   to February
                            28,       28,        28,        28,          28,
                           1998      1997       1998       1997         1998

COSTS AND EXPENSES:

Research and
Development..........    $ 2,110    $ 2,935   $  5,850   $  15,776   7,722,990

Promotional, general
and administrative...     78,400    110,450    173,820     234,091  15,604,546

Interest.............    494,250    888,201    940,809   1,366,342  12,914,682
 Total...............    544,760  1,001,386  1,120,479   1,616,209  36,242,218


OTHER (INCOME) EXPENSE:


Loss in Investment and
Advances to Armant(A)..   26,018    493,120     29,209     920,855  17,376,572


Equity in loss
of Armant............     48,971    619,570     64,980   1,239,140  12,582,767

NET LOSS.............$   619,749 $2,114,276 $1,214,668  $3,776,204 $66,192,557


Loss Per Common Share.     $.01       $.05       $.03        $.10


(A)Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $17,376,572 of its investment and advances in Armant.


See notes to financial statements.

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOW
                                  Six Months Ended        From Inception
                                     February 28,         To February 28,
                                   1998          1997           1998
OPERATING ACTIVITIES
NET LOSS....................   $(1,214,668)   $(3,776,204)  ($66,192,557)

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:

 Depreciation and
   amortization.............        11,770         13,307      1,152,796
 Amortization and write
   off of patents...........           390         35,209        440,528
 Amortization of prepaid
   leases...................            -              -         302,424
 Amortization of financing
   Cost.....................                                      95,000
 Loss on divestiture of
   Subsidiaries.............                                     912,586
 Loss from joint venture....        48,971      1,239,140     11,081,842
 Other......................                                     111,616
 Proceeds from royalty
   Prepayments..............                                     172,760
 Prepayment of Leases.......                                     (16,104)
 Disposition of property,
   Plant, and equipment.....                                      27,745

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable..............                       10,787        (10,787)
  Decrease (Increase) in
    Prepaid expenses........                                     (27,371)
  Increase in accounts payable
    and accrued expenses....       340,431        437,134     12,694,960
  Increase (decrease) in notes
    notes payable...........       802,598      1,159,797     19,216,832
                                   (10 508)      (880,830) ($ 20,637,730)

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
                                     Six Months Ended        From Inception
                                        February 28,         To February 28,
                                     1998        1997              1998
INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment...........       (12,184)       (13,307)  ($ 1,171,230)
  Acquisition of patents....                                    (443,475)
  Investment of Certificates
    of Deposit..............                                  (3,995,000)
  Cash investment in and
    Advances to TACMA.......                                  (1,076,595)
  Cash investments in and
    advances to Armant......        (3,000)       (30,350)   (20,796,889)
  Write off of Investments and
     Cash advance to Armant.        26,018        920,885     17,302,820
  Redemption of Certificates
    of Deposit..............                                   3,995,000
  Proceeds from sale of net
    Profit interest.........                                  $   50,000
                                    10,834        877,198   ($ 6,157,493)
FINANCING ACTIVITIES:
  Stock issued or subscribed
    For cash................                                  18,481,076
  Preferred stock issued
    For cash................                                     266,400
  Proceeds from long term
    Obligations.............                                   1,430,349
  Proceeds from warrants
    Issued for cash.........                                   6,236,507
  Common stock issuance
    cost....................                                    (166,550)
  Issuance of convertible
    Debentures..............                                   1,913,963
  Cash received upon
    Conversion of debentures
    To common stock.........                                     112,999
  Payment of long term
    Obligations.............                                  (1,457,071)
                                        -            -        26,817,673

INCREASE (DECREASE) IN CASH            326         (3,632)           326
CASH BEGINNING OF PERIOD               325          3,750
CASH END OF PERIOD                     651            118            651
See notes to financial statements

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of February 28, 1998, and the results of its operations and changes in financial position for the three months then ended.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-
K, dated August 31, 1997.

2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through February 28, 1998, and August 31, 1997, of $66,192,557 and $64,977,889, respectively.
Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA has been inactive and Armant has not achieved continuous commercial production. The Company has determined that the operating plant of each investee will require further modifications before commercial production can be achieved.

    The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to fund the operating and capital needs, obtain additional financing as may be required, and ultimately to attain successful operations. Should the Company be unable to obtain a joint venture partner(s) it may experience significant difficulty raising funds to complete the required modifications to attain continuous production at Armant. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

    Since the plant was shutdown in 1988 due to insufficient capital to maintain operations, the Company has been attempting to secure additional funds to enable it to modify and start-up the Armant plant. Significant effort has been devoted in the period 1988 to 1998 to securing funding from the DOE under the "Steel and Aluminum Energy Conservation and Technology Competitiveness Act of 1988".


Costs capitalized and deferred by Armant consisted of the following:

                                      February 28,     August 31,
                                         1998            1997
Direct carbo-chlorination
plant costs:

  Process equipment................   $ 3,210,000     $ 4,110,000
  Other equipment..................          -             14,000
  Leasehold improvements...........       410,000         100,000
                                        3,250,000       4,269,000

Self-construction and start-up costs:
  Salaries:
     Engineering ..................       195,000         360,000
     Plant construction and
     operations....................     1,640,000       2,154,000
     Indirect labor and overhead...       210,000         367,000
                                        2,045,000       2,881,000

                                     $  5,295,000     $ 7,150,000


    Presented below is summarized financial information of Armant. Beginning September 1, 1986, Armant elected to discontinue capitalizing costs not directly associated with plant construction. Further, Armant elected to discontinue capitalizing interest costs in 1988 and reversed all interest costs that had been capitalized in 1988. Prior to September 1, 1986, all costs were capitalized and deferred. On February 28, 1998, Armant elected to write down $17,376,000 in capitalized costs.

                                     February 28,    August 31,
                                         1998           1997
Assets:
     Plant and equipment.........   $  5,295,000   $ 7,150,000
     Other.......................        375,000       528,000

     Total.......................    $ 5,670,000   $ 7,732,000

Liabilities and Equity:
   Notes payable - Toth Aluminum
     Corporation.................    $ 6,278,000   $ 7,087,000
     Notes payable - Bank........        525,000       525,000
     Payables -
        Toth Aluminum Corp.......     12,460,000    13,067,000
        Other payables...........        670,000       550,000

     Equity - Toth Aluminum
          Corporation............    (14,250,000)  (13,484,000)
          - Other................        (13,000)      (13,000)
                                     (13,263,000)  (13,497,000)

    Total........................    $ 5,670,000  $  7,732,000


                                          Six Months Ended
                                     February 28,   February 28,
                                          1998         1997

Statement of Plant Expenses
     Write down of Capitalized
           Costs.................    $    6,000     $ 360,000
     Direct plant costs..........        11,000        88,000
     Interest expense............       120,000     1,564,000
     General and
           administrative costs..        37,000        78,000
Net loss                             $  174,000   $ 2,090,000


                                      February 28,   August 31,
                                         1998           1997
Payable to and Equity of
        Toth Aluminum Corporation:
  Notes payable..................    $ 17,437,000  $ 18,975,000
  Payables.......................       5,800,000     5,900,000
  Beginning equity of
        the Company..............      (5,560,000)   (5,560,000)
       Less:  Loss from Armant...     (11,301,000)  (11,110,000)
       Affiliates interest:
        Capitalized by Armant,
          but not accrued by
          the Company............      (5,620,000)   (5,620,000)
        Expensed by Armant,
          but not accrued by
          the Company............        (672,000)   (1,356,000)
   Investment in and advances to
         Armant..................      $   84,000     $  97,000


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

    As of August 31, 1984, the Company had also made cash advances to TACMA totaling approximately $218,600. In addition, during December 1984, the Company acquired from Empresas Lince, S.A., a receivable from TACMA of $60,000 in exchange for 60,000
shares of the Company's restricted common stock.   The Company
has also incurred costs on TACMA's behalf which the Company considers reimbursable under the terms of its service agreement with TACMA. At February 28, 1998, the Company's receivable for such costs billed to TACMA was approximately $815,000. TACMA has not recorded a corresponding payable for such costs because the approval of the Indian government and Reserve Bank of India is required before TACMA can make payment to the Company. The collectibility of this receivable is dependent on obtaining approval of foreign authorities as well as TACMA commencing and sustaining sufficiently profitable commercial operations, for which the Company currently has no plans. During the fiscal year ended August 31, 1987, because of the continuing delays in obtaining government approval, the Company reversed the previously recorded receivable from TACMA. During 1988, based upon the Company's decision to indefinitely postpone attempts to bring the TACMA plant to full commercial production, its previously recorded investment in the TACMA facility was also reversed.

    Reference is made to Note 6 regarding a Swiss Corporation's advance to TACMA, in 1982, on the Company's behalf. The Company recorded this advance as an additional investment in and advance to TACMA. The Swiss Corporation has not received payments equal to $50,000, and in 1996 they have requested action requiring the Company to replace or supplement its interest in TACMA. During 1997, the Company issued a Series "A-1" Convertible Promissory Note to the Swiss Corporation for the original $50,000 plus accrued interest of $98,200 for a total of $148,000.

4.  Notes payable consisted of the following:
                                       February 28,   August  31,
                                           1998           1997
Notes payable to bank,
     collateralized (A):
     At 12% .....................      $      -        $      -

Demand notes payable to related
    parties, unsecured:
    At 12% ......................          23,100          23,100

Notes payable to other parties,
     secured (A):
    At 12% ......................         300,000         300,000
                                          323,100         323,100
Series AA-1" Convertible
  Promissory Notes
     Payable to related parties..       7,398,265       7,398,265
     Payable to others...........       5,978,421       5,978,421
                                       13,376,689      13,376,686

Total............................     $13,699,786     $13,699,786

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



Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Liquidity and Capital Resources

    During the six months ended February 28, 1998, total assets decreased to $153,401 from $195,040 at August 31, 1997, and current assets decreased from $4,112 to $652. The primary assets of the Company is its Investment in and Advances to the Armant
Partnership of $84,232. The recoverability of this sum is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 3 of Notes to Financial Statements). Total liabilities, including the Series "A-1" Convertible Promissory Note, increased from $27,903,088 to $26,730,059 during the same period.

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


Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through February 28, 1998, of approximately $66,192,557. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented processes, Armant has not achieved continuous commercial production, and the commercial viability of the processes has not been demonstrated. TACMA has not commenced commercial production and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant, is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.


Immediate Development Plans at Armant and Canada.

    As in the previous years, the principal goal of the Company is to commercialize its process to produce aluminum metal and intermediate chloride and oxide products from clay. One of the first steps in the commercialization process is the commercial production of metal chlorides. The Company is currently engaged in pursuring this option to achieve this first level of commercialization.

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


Canada

    The Western Canadian raw materials resources were found to be economically suitable for the Company's clay carbo-chlorination technology. The Company has formed a Canadian company by the name "WestCan Chemicals, Inc." which is licensed from the Company to develop, construct, and operate a metal chlorides plant in Canada, utilizing western Canadian feedstocks. Due to a lack of funding no activities are currently underwy in Canada.


Results of Operations

    The Company had no operating revenues and reported net losses. The Company is considered to be a development stage enterprise; start-up activities have commenced, but the Company has received no revenue therefrom.

    The net loss for the six months ended February 28, 1998, was $1,214,668 compared to $3,776,204 for the corresponding period in 1997. During the six month period ending February 28, 1998, the company continues to write down a significant amount of its investment in the Armant Partnership which affected its net loss.

    The initial phase of construction of the Armant Plant was completed in December, 1983. Since that time, numerous test runs have been performed in an effort to achieve continuous commercial production of market grade metal chlorides. Subsequent to the Company's 1986 fiscal year end, Armant determined additional funding would be required to sustain successful operations. Therefore, because of unexpected construction delays and the continued lack of commercial production, Armant elected to discontinue capitalizing plant start-up costs as of August 31, 1986. The net loss recognized by Armant during the three months ended November 30, 1987, resulted primarily from expensing start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the six months ended February 28,1998, was $26,018, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.


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




TOTH ALUMINUM CORPORATION
(Registrant)








BY:    Charles E. Toth                     Date: April 30, 1998
       Charles E. Toth
       Treasurer






BY:   Charles Toth                         Date: April 30, 1998
      Charles Toth
      Chairman of the Board of Directors
            Chief Executive Officer