Form 10-Q
period 1998-05-31
TOTH ALUMINUM CORP
filed 1998-07-30
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended: May 31, 1998
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

Common stock, without par value                   35,466,193
        Class                             Outstanding at May 31, 1998




                    TOTH ALUMINUM CORPORATION


                       INDEX TO FORM 10-Q

               For The Quarter Ended May 31, 1998





                                                           Page

Part I  Financial Information

        Balance Sheets - May 31, 1998
        and August 31, 1997..............................

        Statements of Operations - Nine Months
        Ended May 31, 1998 and May 31,1997...............

        Statements of Cash Flows - Nine Months
        Ended May 31, 1998 and May 31, 1997.............

        Notes to Financial
           statements..................................

        Management's Discussion and Analysis
        of the Financial Conditions and Results
        Of Operations..................................

Part II   Other Information.............................









TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)

                                            MAY 31,     AUGUST 31,
                                              1998         1997
ASSETS

CURRENT ASSETS:
Cash ...............................             178       4,112
Accounts receivable-other...........             -           -
Total current assets................             178       4,112

Property, Plant and
Equipment - Net.....................          56,198      79,738

OTHER ASSETS:

Investments in and Advances
      to Armant Partnership.........          71,400     110,250
Patents and Patent Rights (Net of
      accumulated amortization......             357         940

Total Other Assets..................          71,757     111,190


TOTAL ASSETS........................       $ 128,133  $  195,040





                                              MAY 31,   AUGUST 31,
                                               1998        1997
LIABILITIES

CURRENT LIABILITIES:
Notes payable-related parties.......       $  23,100    $  23,100
Notes payable-bank..................              -            -
Notes payable-other.................         300,000      300,000
Accounts payable:
     Trade .........................         471,420      457,300
     Officers and employees.........         327,147      297,560
Accrued salaries....................       2,134,455    1,948,961
Accrued expenses....................         192,450       89,450
Accrued interest payable............       1,759,433    1,474,005
Total current liabilities...........       5,208,005    4,572,376

DEFERRED CREDIT.....................             -            -


Series AA-1" Convertible Promissory Note(1)
Related Parties
     Principal......................       7,398,265     7,398,265
     Accrued Interest Payable.......       5,736,891     4,404,380
Non-Related Parties
     Principal......................       5,978,421     5,978,421
     Accrued Interest Payable.......       5,079,421     4,356,180
Total Series "A-1" Notes............      24,192,998    22,137,246


CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
     and offering costs of $1,563)..          20,437        20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value.........      38,258,096    38,258,096
Common stock subscribed.............          20,000        20,000
Paid in capital.....................         164,774       164,774
Deficit accumulated during the
     development stage..............     (67,736,177)  (64,977,889)
Total stockholders' equity..........     (29,293,307)  (26,535,019)


TOTAL LIABILITIES...................      $  128,133   $   195,040

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                        From
                           Three Months Ended     Nine Months Ended   Inception
                             May        May        May         May     To May
                             31,        31,         31,        31,       31,
                            1998       1997        1998       1997      1998

COSTS AND EXPENSES:
Research and
     Development........ $  3,750   $  7,426    $  9,600  $  23,202  $ 7,726,740

Promotional, general and
     administrative.....   77,600     87,430     251,420    321,521   15,682,146

Interest................  991,362    754,486   2,341,180  2,120,828   13,906,044
   Total................1,072,712    849,342   2,602,200  2,465,551   37,314,930


OTHER (INCOME) EXPENSE:
Loss in Investment and
     advances to
     Armant............    12,832    229,120      38,850    630,425   17,612,639

Equity in loss of
     Armant............    27,841    141,499      92,821  1,380,639   12,810,608

NET LOSS...............$1,113,385 $1,219,961  $2,733,871 $4,476,615  $67,738,177

Loss Per Common Share..     $.03       $.03        $.08       $.13


See notes to financial statements.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

                                        Nine Months Ended      From Inception
                                       May 31,      May 31,      To May 31,
                                        1998           1997          1998

OPERATING ACTIVITIES

NET LOSS..........................  ($2,733,871)   ($4,476,615)  ($67,738,177)

ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

Depreciation and
     amortization.................       23,540        20,001       1,115,032
Amortization and write
     off of patents...............          590        35,921         441,118
Amortization of prepaid leases....                                    302,424
Amortization of Financing.........                                     95,000
Loss on divestiture
     of Subsidiaries..............                                    912,586
Losses from joint venture.........       92,821     1,380,639      11,174,663
Other.............................                                    111,616
Proceeds from royalty
     Prepayments..................                                    172,760
Prepayment of Leases..............                                    (16,104)
Disposition of Property,
     Plant, and Equipment.........                                     27,745


CHANGES IN OPERATING ASSETS
 AND LIABILITIES:
Increase in accounts
     receivable...................                      10,787              0
Decrease (Increase) in
     prepaid expenses.............           -             -          (27,371)
Increase in accounts payable and
     accrued expenses.............      538,380        635,225     12,756,260
Increase in notes payable.........    2,055,752      1,809,999     20,245,363
                                        (22,788)      (584,043)  ($20,427,085)



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS - (Continued)


                                          Nine Months Ended      From Inception
                                         May 31,        May 31,      May 31,
                                          1998           1997         1998

INVESTING ACTIVITIES:
Purchase of property,
     plant and equipment...........     (12,184)       (13,307)   ($1,171,230)
Acquisition of patents.............          -              -        (443,375)
Investment of Certificate
     of Deposit....................                                (3,995,000)
Cash investment in and
     Advances to TACMA.............                                (1,076,595)
Cash investments in and
     Advances to Armant............      (3,700)       (35,350)   (21,539,139)
Write off of Investment and Cash
     advances to Armant............      38,850        630,425     17,790,029
Redemption of Certificates
     of Deposit....................                                 3,995,000
Proceeds from sale of net
     Profit interest...............                              $     50,000
                                         22,966        581,768     (6,390,410)

FINANCING ACTIVITIES:
Stock issued or subscribed
     for cash......................                                18,481,076
Preferred stock issued for cash....                                   266,400
Proceeds from long term
     Obligations...................                                 1,430,349
Proceeds from warrants
     Issued for cash...............                                 6,236,507
Common stock issuance cost.........                                  (166,550)
Issuance of convertible
     Debentures....................                                 1,913,963
Cash received upon Conversion
     of debentures to
     Common Stock..................                                   112,999
Payment of Long term
     Obligations...................                                (1,457,071)
                                            -              -       26,817,673

INCREASE (DECREASE) IN CASH........       (473)        (2,275)            178
CASH BEGINNING OF PERIOD...........        651          3,750
CASH END OF PERIOD.................   $    178       $  1,475             178


See notes to financial statements


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of May 31, 1998, and the results of its operations and changes in financial position for the three months then ended.

    The   accounting  policies  followed  by  the  Company  are  set forth in Note 1 to the Company's financial statements in Form 10-K, dated August 31, 1997.

2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through May 31, 1998, and August 31, 1997, of $67,736,177 and $64,977,889, respectively.
Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA has been inactive and Armant has not achieved continuous commercial production. The Company has determined that the operating plant of each investee will require further modifications before commercial production can be achieved.


    The  Company's  continuation  in  existence  is  dependent  upon
its   ability  to  generate  sufficient  cash  flow  to   meet   its
continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be
required,  and  ultimately  to   attain   successful operations. Should
the  Company  be  unable  to  obtain  a  joint venture partner(s),  it
may  experience   significant difficulty. These  factors,  among
others,  may  indicate that the Company will be unable  to  continue
in   existence.   The  financial  statements  do  not  include   any
adjustments  relating  to the recoverability and  classification  of
recorded   asset  amounts  or  the  amount  and  classification   of
liabilities that might be necessary should the Company be unable to continue in existence.

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

    After an extensive revaluation of the Armant Partnership, Management determined that the cost capitalized and deferred must be written down in accordance with Generally Accepted Accounting
Practices.   Costs capitalized and deferred by Armant consisted of
the following:


                                              May 31,      August 31,
                                               1998            1997
Direct carbo-chlorination plant costs:
    Process equipment..................  $  3,100,000     $ 4,110,000
    Other equipment....................            -           14,000
    Leasehold improvements.............        85,000         100,000
                                            3,185,000       4,269,000
Self-construction and start-up costs:
  Salaries:
    Engineering........................        45,000         360,000
     Plant construction and
        operations.....................       745,000       2,154,000
     Indirect labor and overhead.......        42,000         367,000
                                              832,000       3,766,000

                                         $  4,017,000     $ 9,441,000



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

                                              May 31,      August 31,
                                               1998           1997
Assets:
     Plant and equipment..............    $ 3,500,000    $  7,150,000
     Other............................        100,000         525,000

     Total............................    $ 3,670,000    $  7,732,000

Liabilities and Equity:
   Notes payable - Toth Aluminum
       Corporation....................    $ 4,940,000    $  7,087,000
     Notes payable - Bank.............        525,000         525,000
     Payables - Toth Aluminum Corp....     12,630,000      13,950,000
          Other payables..............        680,000         550,000

     Equity - Toth Aluminum
          Corporation.................    (15,162,000)    (13,484,000)
           - Other....................        (13,000)        (13,000)
                                          (15,175,000)    (13,497,000)

       Total..........................    $ 3,600,000    $  7,732,000


                                                 Nine Months Ended
                                               May 31,        May 31,
                                                1998           1997
Statement of Plant Expenses
     Write down of
           Capitalized costs..........          8,000         470,000
     Direct plant costs...............         18,000         154,000
     Interest expense.................        155,000       1,725,000
     General and
           administrative costs.......         66,000          98,000
 Net loss                                 $   247,000      $2,447,000



                                             May 31,       August 31,
                                              1998            1997
Payable to and Equity of Toth Aluminum
     Corporation:
   Notes  payable......................  $ 18,735,000    $ 18,975,000
    Payables...........................     5,740,000       5,900,000
  Beginning equity of the Company......    (5,560,000)     (5,560,000)
       Less:  Loss from Armant.........   (11,013,000)    (11,110,000)
       Affiliates interest:
        Capitalized by Armant, but
         not accrued by the Company....    (5,620,000)     (5,620,000)
        Expensed by Armant, but not
           accrued by the Company......    (2,211,000)     (1,356,000)
   Investment in and advances to
        Armant.........................   $    71,400     $   110,000


4.    Notes  payable  consisted  of  the  following:

                                              May 31,      August 31,
                                               1998            1997
Notes payable to bank, collateralized
      (A): At 12%......................    $      -        $      -
Demand notes payable to related
      parties, unsecured At 12%........        23,100          23,100
Notes payable to other parties,
     secured (A) At 12%................       300,000         300,000
Series AA-1" Convertible
  Promissory Notes
     Payable to related parties........     7,398,265       7,398,265
     Payable to others.................     5,978,421       5,978,421
                                           13,376,686      13,376,686

Total..................................  $ 13,699,786      13,699,786

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

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources

    During the nine months ended May 31, 1998, total assets decreased to $128,133 from $195,040 at August 31, 1997, and current assets decreased from $4,112 to $178. The decrease in total assets is the results of the Company's decision to write down an additional $38,850 in capitalized cost carried by Armant Limited Partnership. This write down reduced the Company's Investments in and Advances to Armant from $110,250 as of August 31, 1997 to 71,400 on May 31, 1998. The
recoverability of the Company's investment in and advances to Armant of $71,400 is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 3 of Notes to Financial Statements). Total liabilities, including the Series "A-1" Convertible Promissory Note, increased from $26,730,059 to $29,293,307 during the same period.

    The  Company,  as general partner of Armant,  has  granted  a
continuing  guarantee  of  Armant's  outstanding  bank  debt   of
approximately $525,000 plus accrued interest.

Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through May 31, 1998, of approximately $67,736,177. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented processes, Armant has not achieved continuous commercial production, and the commercial viability of the processes has not been demonstrated. TACMA has not commenced commercial production and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant, is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible. Further, the planned expansion of the Armant Plant should enable it to achieve continuous production of alumina as well as metal chlorides. Management believes that continuous production capabilities should enable it to attain successful operations. This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA. No such activities are currently planned at TACMA.


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

    The net loss for the nine months ended May 31, 1998, was $2,733,871 compared to $4,476,615 for the corresponding period in 1997. During the nine month period ending May 31, 1998, the company continues to write down a significant amount of its investment in the Armant Partnership which affected its net loss.

    The initial phase of construction of the Armant Plant was completed in December, 1983. Since that time, numerous test runs have been performed in an effort to achieve continuous commercial production of market grade metal chlorides. Subsequent to the Company's 1986 fiscal year end, Armant determined additional funding would be required to sustain successful operations. Therefore, because of unexpected construction delays and the continued lack of commercial production, Armant elected to discontinue capitalizing plant start-up costs as of August 31, 1986. The net loss recognized by Armant during the three months ended November 30, 1987, resulted primarily from expensing start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the nine months ended May 31,1998, was $92,821, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.


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




TOTH ALUMINUM CORPORATION
(Registrant)








BY: Charles E. Toth                     Date: July 30, 1998
    Charles E. Toth
    Treasurer






BY: Charles Toth                           Date: July 30, 1998
    Charles Toth
    Chairman of the Board of Directors
    Chief Executive Officer