Form 10-K
period 1998-08-31
TOTH ALUMINUM CORP
filed 1998-12-17
CIK 98788

==============================================================================
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549
                           FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended:  August 31, 1998
                 Commission File Number: 0-7568
                   TOTH ALUMINUM CORPORATION
     (Exact name of registrant as specified in its charter)

          LOUISIANA                             72-064658
(State or other jurisdiction of     (I.R.S. Employer Identification
incorporation or organization)                   Number)

   Highway 18, River Road, P. O. Box 250, Vacherie, LA  70090
      (Address of principal executive offices)   (Zip code)

Registrant's telephone number, including area code: (225) 265-8181

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

State the aggregate market value of the voting stock held by non-affiliated of the registrant as of September 30, 1998; $531,500.
The aggregate market value was computed using the average between the closing bid and ask prices as reported by NASDAQ and does not take into account the fact that many of the outstanding shares of common stock are restricted and may not be freely traded.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common stock, without par value                  35,466,193
        Class                           Outstanding at Sept. 30, 1998
==============================================================================

  PART I.
  Item 1.  Description of Business.

         (a)  General development of business.  Since inception in
        1966, the Company has been engaged in the research and development of a commercial process(es) for the production of aluminum, alumina and aluminum trichloride (commonly referred to as aluminum chloride), silicon tetrachloride, titanium tetrachloride and other commercial grade byproducts by means of
        patented chemical and engineering processes.   The principal raw
        materials used in the Company's proprietary processes are aluminum bearing materials, such as kaolin and flint clays, of which there are extensive deposits in North America and throughout the world. A variety of such clays has been tested by the Company, demonstrating the feasibility of producing commercial grades of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum from these clays. It is the Company's belief that its proprietary clay carbo-chlorination process (the "TAC Process") may be more economical, and consume less energy in the production of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum than conventional methods. A study of domestic aluminum resources commissioned by the U.S. General Accounting Office and conducted by the Massachusetts Institute of Technology in 1979, supports the Company's belief that the TAC carbo-chlorination technology, when combined with an aluminum chloride smelting process, may be economically superior to traditional routes to the production of aluminum metal.

        The Company promotes it's technology through the formation of joint ventures, partnerships and other forms of affiliated entities. To date, the Company has constructed two plant facilities, through such affiliated entities, designed to employ the TAC Process. However, from inception through August 31, 1998, the Company has derived no continuing revenues from the operations.

        In 1980, the Company, together with its joint venture partner, Indian Magsee Alloys, Pvt., Ltd. (IMA), a company organized under the laws of India, undertook construction of a plant in New Delhi, India, utilizing the TAC Process (the "Indian Plant"). The plant was placed in limited operation by the joint venture entity, TACMA India Limited (TACMA), which, in production test runs, produced test quantities of commercial grade aluminum chloride, thus confirming, in the Company's opinion, the feasibility of the TAC Process, on a limited scale. The TACMA plant was shutdown in 1984 due to insufficient capital resources, and currently there are no plans to restart the TACMA facility.

            In November 1982, the Company, as general partner, formed Armant, A Louisiana Limited Partnership (the "Armant Partnership"), which raised approximately $5,600,000, to construct and operate a metal chlorides plant in Vacherie, Louisiana (the "Armant Plant") to produce aluminum chloride, silicon tetrachloride, and titanium tetrachloride from kaolin and flint clays and char, utilizing the TAC Process. Charles Toth, the Chairman of the Board of the Company, is the owner of 15 of the 35 Partnership interests. The initial construction phase was completed in December 1983. The plant operated intermittently until 1988 when the plant was shutdown due to insufficient financial resources, and there are currently no plans to restart the facility.

        The Company, which has devoted itself primarily to the research and development of the TAC Process, has incurred a net loss of approximately $68,473,960 from inception through August 31, 1998. The Company has obtained its working capital almost exclusively from the private placement of its securities, a public stock offering, a public offering of its convertible debentures and related party and non-related party debt. The Company's continued existence is dependent upon its ability to
        (1) generate sufficient cash flow to meet its continuing obligations on a timely basis, (2) obtain additional financing as may be required and (3) ultimately to attain successful operations. There can be no assurance that these events will ever occur. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company was incorporated under the laws of the State of Louisiana on August 25, 1966, under the name Applied Aluminum Research Corporation and was changed to the Company's present name on August 20, 1973. The principal office of the Company is located at 2141 Toth Rd, Highway 18, River Road, P. O. Box 250, Vacherie, LA 70090, and its telephone number is (225) 265-8181, fax number is (225) 265-7795. The Company's Standard Industrial Classification Code Number is 8890.


  - Narrative description of business.

        (1)  Description of business done and intended to be done.

        The Company had been engaged in the research and development of processes and methods relating to clay carbo-chlorination technology for the production of aluminum metal and aluminum intermediates and other valuable separable metal and chemical products. The Company is currently focusing on commercializing a combination of its clay chlorination technology with aluminum chloride smelting ("ACS") processing to manufacture aluminum metal from clay. It has obtained certain chemical and engineering patents relating to the technology in the United States and in many foreign countries. The principal raw materials used in the TAC Process are aluminum bearing materials, such as kaolin and flint clays, of which there are extensive deposits in North America and throughout the world.
        In the U.S., extensive deposits of kaolin and flint clay occur in Georgia, South Carolina, Ohio, Pennsylvania and Colorado and in western Canada. Extensive deposits occur on all continents in the world, as for an example in England, France, Germany, Russia and India. A variety of such clays have been tested by the Company, demonstrating to the Company the feasibility of producing a commercial grade of metal chlorides from these clays. It is the Company's belief that utilization of the TAC Process may be more economical, and consume less energy in the production of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum than conventional methods currently used.

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

        The Armant Partnership, in which the Company is a general partner, constructed a metal chlorides plant in Vacherie, Louisiana, originally designed to produce up to 25 million pounds per year of metal chloride intermediates, utilizing the TAC Process. The initial construction phase of the Armant Plant was completed in December 1983, had produced market grade metal chlorides including aluminum chloride and silicon tetrachloride, but had not achieved continuous commercial production of such chlorides. Production at the plant site was discontinued in 1988, by which time, Armant had conducted 126 test runs. As a result of these test runs, Armant had been able to successfully produce approximately 550,000 pounds of crude aluminum trichloride and sold approximately 122,000 pounds of purified
        aluminum chloride.   In addition, Armant has sold approximately
        46,000 pounds of silicon tetrachloride. Management believes that the tests runs at Armant demonstrated the economics and feasibility of the TAC process for the production of metal chlorides.

        In 1993 and 1994, TAC evaluated the application of it's clay carbo-chlorination technologies to the abundant raw materials resources of western Canada. The Company retained Cominco Engineering Services Ltd., (CESL), in Calgary, Alberta, Canada as its engineering services sub-contractor in Canada. Under their sponsorship, the Company was awarded a Minerals Development Agreement ("MDA") contract by the Canadian federal government to study western Canadian resources. Under the terms of the MDA, the Canadian government had agreed to fund C$306,000 of project costs, with the balance to be provided by industrial participants.

        The MDA was completed in May 1996 and evaluated at least thirty-seven western Canadian clays and nine western Canadian coke resources. The MDA study concluded that the clays and cokes are adequate, and are available in plentiful supply to serve as feed stock for the company's process.

  Development Plans

        As in previous years, the principal goal of the Company is to commercialize its process to produce aluminum metal and intermediate chloride and oxide products from clay. One of the first steps in the commercialization process is the commercial production of metal chlorides. The Company is engaged in pursuing options to achieve this first level of commercialization.

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

        In March 1998, the Company negotiated with and entered into an Engagement Agreement with a Denver, CO based financial brokerage firm, Mercantile Resource Finance, Inc. (MRFI) for the sole purpose of accelerating the efforts to fully commercialize the TAC Process. The initial agreement has matured and was renewed, with a new expiration date of December 31, 1998. Through the end of the fiscal year, some interest had been shown by prospective investors, but nothing significant and as of this writing, nothing material or consequential has materialize.

   Canada

        The western Canadian raw materials resources were found to be economically suitable for the Company's clay carbo-chlorination technology. The Company has formed a Canadian company by the name of "WestCan Chemicals, Inc." which is licensed from the Company to develop, construct, and operate a metal chlorides plant in Canada, utilizing western Canadian feedstock. Due to a lack of funding, no activities are currently underway in Canada.


  Armant

        The Armant Plant was originally intended to be constructed to operate on a continuous basis, but was only capable of
        operating in a "batch" mode when it was shutdown in 1988.   The
        plant was capable of producing approximately 100,000 pounds of aluminum chloride per batch. In order to operate on a continuous basis, additional equipment had to be installed. Due to a lack of funding, the required equipment was not installed. While such installation is an option, there are no current plans to upgrade the Armant facility.


  Additional Plans Subject to Success in Other Ventures

   Plans for Alumina

        In the period 1985-1987, the Company conducted research at the Aluminum Research Institute in Budapest, Hungary to produce high purity aluminum oxide from aluminum chloride produced by the TAC process. In 1988, the Company completed the design of a 150 ton per year oxidation pilot unit and planned to construct this facility at either the Armant plant or the Canadian plant, after continuous production of aluminum chloride was achieved. The total cost of the pilot unit was estimated to be $4.5 million. Upon attaining successful operations of the pilot oxidation unit and as design data become available, the Company planed the design and construction of the commercial scale oxidation unit, assuming funds would be available. Management estimated that the installed cost of the commercial scale oxidation unit will be approximately $7.5 million.

   Plan for Aluminum Metal

        The principal business goal of the Company is the commercialization of its Clay-to-Aluminum technology. This will involve the incorporation of electrolytic cells for the direct conversion of aluminum chloride to metallic aluminum. Such electrolytic conversion has already been demonstrated successfully on large scale, by other companies. Due to the large scale of the commercialization effort, the company is attempting to attract industrial partners, in a corporate venture, suitable to all concerned, to employ this technology.


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

        Alumina is utilized as feed stock in the conventional Hall process to produce aluminum. Alternatively, the Alcoa smelting process utilized aluminum chloride itself as feed stock for producing aluminum, thus making the oxidation of aluminum chloride unnecessary in aluminum production. It is management's belief that the TAC Process will ultimately produce aluminum and other metal intermediates at less cost, and at lower energy consumption, than conventional production methods currently used.

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

        Silicon tetrachloride is used principally as a feed stock for fumed silica, which has a number of commercial applications. Today, it is used most commonly as a component in silicon rubbers and household caulking compounds, as a additive in powdered foods, and as a thickening agent in products, such as paint and cosmetics. Additionally, high purity silicon tetrachloride can be a source of high purity polycrystalline silicon metal, which has electrical/electronic applications in the semiconductor industry.

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

  The Armant Plant

        The Armant Partnership private placement offered 35 limited partnership units, or fractions thereof, at $160,000 per unit, payable with $100,000 cash and $60,000 made available to the partnership as a letter of credit, or at the investor's option, through the purchase of 30,000 restricted shares of the
        Company's common stock at $2.00 per share.   The Armant
        Partnership raised $3.5 million in cash commitments (of which $3,459,000 was received) and $105,000 in letters of credit. In addition, limited partnership investors purchased 982,500 shares of the Company's common stock and the Company used the proceeds of $1,965,000, to secure financing for Armant.

        From inception in November 1982 through August 31, 1988, construction costs of the Armant Plant, were approximately $22.9 million. This cost substantially exceeded the Partnership's estimate by $15 million, as a result of significant start-up costs incurred in attempting to achieve continuous commercial production. In the same period, the Armant Partnership realized only nominal revenue, since continuous commercial production had not been achieved.

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

  TACMA

        In January 1982, the Company and Indian Magsee Alloys Pvt., Ltd. (IMA), a non-affiliated privately held company, organized under the laws of India, entered into an agreement providing for, among other things, the formation of TACMA, an Indian corporation. TACMA was formed to construct a plant in New Delhi, India, designed to produce metal chlorides through the use of the TAC Process. The agreement provided for initial capital contributions by the Company and IMA of approximately $42,800 and $53,500, respectively, in exchange for 40% and 50% equity interests in TACMA. Under the laws of India, the Company, as a foreign entity, is prevented from owning a majority interest in TACMA. Accordingly, the remaining 10% of TACMA is held by an Indian national. As of August 31, 1988, the Company had also made cash advances to TACMA totaling approximately $218,600. In addition, during December 1984, the Company acquired from Empresas Lince, S.A. a receivable from TACMA of $60,000 in exchange for 60,000 shares of the Company's restricted common stock.

        In May 1982, the Company and a non-affiliated privately held Swiss corporation entered into an agreement whereby the Swiss corporation acquired a portion of the Company's interest in TACMA's net profits as consideration for the payment of $50,000 to TACMA by the Swiss corporation. The agreement, which has a 20-year term, provides that the Swiss corporation will receive 10% of the Company's interest in TACMA's net profits, until payments to the Swiss corporation totals $50,000. Thereafter, the Swiss corporation will receive 5% of the Company's interest in TACMA's net profits. Upon the occurrence of any of the following events, the Swiss corporation may require that the Company replace or supplement the Swiss corporation's interest in TACMA, with a similar interest in other entities in which the Company has an interest:

             1 if the TACMA plant is destroyed, nationalized, expropriated or otherwise rendered inoperable, or if by virtue of any government regulation the Company must forfeit or sell its interest in TACMA,

             2 the profitability of the TACMA plant fails due to the completion of subsequent phases of TACMA's programs or because of competition in the world's markets from other plants in which the Company has an interest,

             3 the Company's interest in TACMA declines by fifty (50%) percent or more, or

             4 payments equal to $50,000 have not been received within four (4) years of the date of the agreement.


        The Swiss corporation has not received payments equal to $50,000, and in 1994 they have requested action requiring the Company to replace or supplement its interest in TACMA. During 1995 the company issued a Series "A-1" Convertible Promissory Note to the Swiss Corporation for the original $50,000 accrued interest of $98,200 for a total of $148,200.

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

  Patents

        The Company had been issued patents on significant aspects of the TAC Process in the United States, and intends to apply for a significant number of additional patents and/or Continuations in Part. In addition, the Company had patents registered in countries, such as England, Hungary, Venezuela and Canada, and intends to apply, as above, in those and other foreign countries.

        Of the Company's current patents, three will still be in force after the year 2000. As in most countries, a United States patent prevents anyone from making, using or selling the patented process in the United States, without a valid license.


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

    Research and Development Activities

        From inception, the Company's primary business has been research and development of the TAC Process. For the three years ended August 31, 1998, the Company has spent and depreciated an aggregate of $89,921 in continuing research and development in the United States, Canada and overseas. These expenditures are shown by year in the following table:

                                    Fiscal Years Ended August 31,
                                    1998          1997        1996
        Research and development  $12,400       $ 29,700     $47,821

  Employees

        At September 30, 1998, the Company had 4 full time employees.

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


                                   Bid Price
                                  Low       High
                                 -----     ------
        1998:
        First Quarter,           1/16       3/32
        Second Quarter,          1/16       3/32
        Third Quarter,           1/16       1/8
        Fourth Quarter,          1/16       3/32

        1997:
        First Quarter,           1/16       3/32
        Second Quarter,          1/16       3/32
        Third Quarter,           1/16       1/8
        Fourth Quarter,          1/16       3/32

            As of September 30, 1998, there were approximately 12,000 shareholders of record of the Company's common stock. Not included in the number of stockholders are those whose shares are held in "nominee" or "street" name.

            The Company has never declared nor paid any dividends on its common stock. The Louisiana corporation laws permit the declaration of a dividend from a corporation's capital surplus, except if the corporation is insolvent or would be made insolvent thereby. If no surplus exists, a corporation may pay dividends from net profits from the current or the preceding fiscal year, or both, but no dividend may be declared at any time when a corporation's assets are exceeded by its liabilities (or if the payment of a dividend would result in the corporation's liabilities exceeding its assets) or at any time when the net assets are less than the aggregate amount payable on liquidation to shareholders holding preferential rights upon liquidation.


  Item 5.  Selected Financial Data.

            The following selected financial data has been derived from the Company's unaudited financial statements. This selected financial data should be read in conjunction with the financial statements of the Company and notes related thereto appearing elsewhere herein. The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from its inception in 1966 through August 31, 1998 of approximately $68,473,960. Although the Company's investee (Armant) has constructed a facility that will employ the Company's patented processes, Armant has not achieved sustained commercial production, and the commercial viability of the processes has not been demonstrated. The recover ability of the Company's investment in and receivables from Armant is dependent on the applicable investee achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recover ability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and Notes thereto.

                                   Selected Financial Data
                                    Years Ended August 31,
                      1998          1997         1996        1995          1994
                     ------        ------       ------      ------        ------
Total Assets.....  $ 108,042      $195,040   $1,049,282   $4,507,997   $17,381,210

Net loss.........$ 3,496,071    $3,927,866   $6,864,124  $16,157,338    $2,313,295

Loss per share of
 common stock....        $09          $.11         $.19         $.46          $.07

Long-term debt:
 Convertible
 Debenture.......    $20,437      $ 20,437      $20,437      $20,437       $20,437

Long term debt:
 Series "A-1"
 debt........... $19,866,905   $19,866,905  $19,866,905  $17,292,931   $14,292,931

Total
 stockholders
 equity.........($30,031,090) ($26,535,019)($22,607,153)($15,743,029)    $414,309

        The significant decrease in the Total Stockholders Equity in 1995 is directly attributed to the Company's forced write down of its investment in Armant, thereby increasing its loss, while it sought funding for either its Armant and its Canadian
        Operations.



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Liquidity and Capital Resources

During the fiscal year ended August 31, 1998, total assets decreased to $108,042 from $195,040 at August 31, 1997 and $1,049,282 at August 31, 1996.
The recoverability of the Company's investment in and advances to Armant of $58,450 is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 2 of Notes to Financial Statements). Total liabilities, including the new Series "A-1" Convertible Promissory Note increased from $23,585,998 at August 31, 1996 to $26,709,622 at August 31, 1997 to $30,139,132 at August 31, 1998. Cash on hand decreased from $4,112 at August 31, 1997 to $918 at August 31, 1998.

On December 24, 1985, the Company commenced an offering of its 10% Convertible Debentures due August 1, 1990 (the "Debentures"). The offering contemplated the sale of a maximum of $4,320,000 of Debentures, convertible, at the election of the Debenture holders, into 3,175,000 shares of common stock, no par value, of the Company. The purchase price of each Debenture was $1,000, payable in cash. No minimum offering of Debentures was established and Offerees were apprized of the fact that the proceeds of the offering would not be placed into escrow, but would be applied directly to the Company.

The Debenture offering was closed as of May 31, 1986, resulting in net proceeds of $3,852,963 (after deducting offering costs of $467,037). As of August 31, 1991, 4,298 debentures were converted into 3,152,995 shares of the Company's common stock, resulting in an increase in common stock of $3,833,307 net offering costs of $464,693) and a balance in debentures payable of $20,437 (net offering costs of $1,563).


Working Capital Meeting Operating Needs and Commitments

            Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through
            August 31, 1998, of approximately $68,473,960.   The
            Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.

            The Company's intention, in the near-term, is to focus its efforts and resources on completing a project to commercialize the Clay-to-Aluminum Process, and is to be undertaken in two steps.

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


            The second goal will be the generation of refined designs for full scale commercial smelting cells. This will be accomplished by constructing the operating a complete ACS smelting facility which will consume a portion of the aluminum chloride produced in clay chlorination. The balance of production will be marketed as high purity anhydrous aluminum chloride to generate revenues to help defray plant operating costs. Smelting specialists foresee rapid development of a final design for commercial cells in Phase 1, and anticipate that this will consume nine to twelve months of development time.

            The project will start as soon as TAC has secured the financing for Phase1. Initial tasks includes detailed engineering design of clay chlorination and smelting facilities, and the selection of a suitable plant site. Construction will begin with site preparation, approximately nine months after the project start. After an initial ramp-up period, the Phase 1 plant is expected to reach full design capacity within 36 months after project start.

            After confirmation of the economic viability of the Clay-to-Aluminum Process, work will begin on the second phase of the project, namely the design, construction and operation of a commercial Clay-to-Aluminum plant. TAC proposes that a modular design concept be adopted for Phase 2, such that the eventual full scale commercial plant will consist of a set of duplicate plant modules, operating in parallel. TAC estimates that the first plant module will be completed in year seven of the project, with additional modules constructed in parallel, in subsequent years.

            In light of the Company's net operating loss carry-forwards of approximately $56,172,863 at August 31, 1998, management believes that none of the provisions of the Tax Reform Act of 1986 will, in any respect, have a material impact upon the Company's liquidity or earnings for the foreseeable future.

  Results of Operations

            The Company had no operating revenues and reported net losses. The Company had been considered a development stage enterprise; start-up activities have commenced, but the Company has received no revenue therefrom.

          1998 Compared to 1997

            The net loss for the fiscal year ended August 31, 1998 was $3,496,071 compared to $3,927,866 in 1997. The decrease was due to an decrease in Loss in Investment and advances to Armant. The Company has nearly written of its entire investment in the Armant Partnership. Total expenses increased to $3,320,510 in 1998 to $1,732,823 in 1997.
            During the same period, promotional, general and administrative expenses increased to $469,512. During the year ended August 31, 1998, the company recognized $2,838,598 in interest expense, compared to $1,732,823 in 1997. Also, during fiscal year ended August 31, 1998, the company
            recognized $51,800 in loss from Armant.   Armant has had no
            operation during this year, except for routine maintenance and upkeep, and the Company recognizes the related loss.


        1997 Compared to 1996

            The net loss for the fiscal year ended August 31, 1997 was $3,927,866 compared to $6,864,124 in 1996. The decrease was due to an decrease in Loss in Investment and advances to Armant. The Company has nearly written of its entire investment in the Armant Partnership. Total expenses decreased to $1,732,823 in 1997 from $2,393,685 in 1996.
            During the same period, promotional, general and administrative expenses decreased to $419,421. During the year ended August 31, 1997, the company recognized $1,323,853 in interest expense compared to $1,974,483 in 1996. Also, during fiscal year ended August 31, 1997, the company
            recognized $1,323,852 in loss from Armant.   Armant has had
            no operation during this year except for routine maintenance and upkeep, and the Company recognizes the related loss.

        1996 Compared to 1995

            The net loss for the fiscal year ended August 31, 1996 was $6,864,124 compared to $16,157,338 in 1995. The loss in 1995 occurred because the Company, due to prolonged delays in attaining funding, was forced to write off a major part of its investment in the Armant Partnership. Total expenses decreased from $2,490,204 in 1995 to $2,393,685 in 1996.
            During the same period, promotional, general and administrative expenses decreased to $375,421. During the year ended August 31, 1996, the company recognized $1,974,483 in interest expense compared to $2,000,363 in 1995. Also, during fiscal year ended August 31, 1996, the company recognized $4,470,439 loss from Armant. Again due to the prolong delays in attaining the necessary funding to restart the Armant Plant the company was force to write off a major part of its investment in the Armant
            Partnership. Armant has had no operation during this year, except for routine maintenance and upkeep, and the Company recognizes the related loss.

  Item 7.  Financial Statements and Supplementary Data.

            Please refer to the Company's unaudited Financial
            Statements attached.

PART III

     Item 8.  Directors and Officers of the Company.

          The directors and officers of the Company and their ages are as follows:

         Name                 Age     Position with the Company
         ------------------  ----   ---------------------------
         Charles Toth          66   Chairman of the Board of
                                    Directors and Chief
                                    Executive Officer

         Gervase M. Chaplin    61   Sr. Vice President
                                    Engineering and Technology

         Glenn A. Nesty        86   Director

         Calvin J. Laiche      67   Director

         Russell F. Haas       61   Director and Chief Financial Officer

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

            Calvin J. Laiche, Director and Attorney at Law, Member of Louisiana Bar, Civil Practice, State and Federal Attorney for Jefferson Parish, City of Westwego Housing Authority Attorney and Magistrate for the Town of Jean Lafitte, Registered Mechanical Engineer State of Louisiana, Registered Patent Attorney, House Counsel for Toth Aluminum Corporation, and former Project Engineer for Shell Chemical Corporation.

            Russell F. Haas, Director and Chief Financial Officer, has served as bank president for two local banks, during his 36 year tenure in the industry. For the past 6 years, Mr. Haas has turned his attention to management consulting, performing work for local entrepreneurs. He brings to the board, a vast array of knowledge in the financial and management field.

  Involvement in Legal Proceedings

            To the best of the Company's knowledge and belief, no director or executive officer of the Company has, during the past five years, been involved in any bankruptcy or insolvency proceedings, been convicted in a criminal proceeding (excluding traffic and other minor violations), been the subject of a pending criminal proceeding, been the subject of any order enjoining, barring, or suspending him from engaging in any business, activity, sale of any security, or association with any persons, or been found to have violated any federal or state security law. However, in August of 1985, the Board of Directors received an opinion of counsel that Charles Toth was obligated to the Company for an amount closely approximating $1,700,000, said amount representing possible "short-swing profits" under Section 16
            (b) of the Securities Exchange Act of 1934.profits derived from the purchase and sale of stock of the corporation. Exempt from the purview of the "short-swing profits" rule are any securities "acquired in good faith in connection with a debt previously contracted". In reviewing Mr. Toth's extensive dealings in corporate stock between 1975 and 1984, and the extensive loans he made to the Company, sales of equipment to the Company, options to purchase stock he has received from the Company, and salary due him which was deferred or not paid, the Company believed that a part of his transactions are covered by the exception, but that profits to him, as computed under Section 16(b), amounting to as much as $1,700,000, may not have been covered by the exception to the rule. On December 1, 1987, the Company filed suit against Mr. Toth in the United States District Court, Eastern District of Louisiana, to recover from Mr. Toth any and all profits realized in violation of the provisions of Section 16
            (b).

            The Company and Mr. Toth attempted to reach a settlement of the litigation, but the proposed settlement was opposed by an intervenor, C.R.A. Realty Corporation. The court allowed the intervention and rejected the proposed settlement. After that point, the intervenor actively prosecuted the Company's claims in the litigation.

            Prior to the trial, Mr. Toth filed a motion seeking to amend his answer in the lawsuit, to assert the defense of compensation and/or set off against any liability that might arise in the litigation. The basis for Mr. Toth's claim was that the Company owed him unpaid compensation and other amounts exceeding the claim under Section 16 (b). The court denied Mr. Toth's motion to amend on the basis that it was brought too late in the litigation.

            After trial on the merits, the court entered an order on January 26, 1998 determining that 739,357 shares of common stock of the Company were "purchased", for purposes of Section 16 (b), by Mr. Toth in five transactions during 1982 and 1983, and that these purchases should be matched with sales of common stock by Mr. Toth within six months before and after each purchase, for the purpose of determining short-swing profits, under the statute.

            On February 26, 1998, at a hearing before the court to determine Mr. Toth's liability, a settlement agreement was reached and entered as a judgment in favor of the Company and against Mr. Toth, in the amount of $1,700,000. Intervenor's counsel was awarded legal fees and costs in the amount of $250,000, payable by the Company. The parties agreed to a moratorium on enforcement of the judgment and collection of attorney's fees for a period of two years following the date of the judgment.

            Subsequent to the consent judgment, Mr. Toth has advised the Company that he intends to assert a claim for indemnification by the Company against the liability resulting from the judgment pursuant to the By-Laws of the Company and the provisions of Louisiana law permitting indemnification of officers, directors, employees and agents, under certain circumstances.

            The Company's By-Laws provide that the Company shall indemnify any person who is made party to a suit, including actions by or in the right of the Company, by reason of the fact that he was a director, officer, employee or agent of the Company, against expenses, including judgments and amounts paid in settlement actually and reasonable incurred by him in connection with such suit, if that person acted in good faith and in a manner he reasonably believed to be in, or not opposed to, the best interest of the Corporation. The Louisiana Business Corporation Law specifically allows a corporation to indemnify officers, directors, employees and agents, under certain circumstances. The Company's indemnification provision paraphrases the language of the statute.

            Mr. Toth claims that the "purchase" of Company stock, by him, during the period in question, resulted from the Company's issuing him stock in compensation for loans he made to the Company, sales of equipment to the Company and salary due him, which was deferred or not paid. Mr. Toth claims that the transactions in question were made to help the Company satisfy its commitments and were therefore in the best interest of the Company. Mr. Toth further claims that he was made a party to the suit solely by reason of the fact that he was an officer and director of the Company, which he claims falls within the coverage of the indemnification statute and the Company's By-Laws.

            Although the Company is aware of Mr. Toth's assertions that he is entitled to indemnification, no formal claim or demand has been made against the Company by Mr. Toth. The Company has made no determination of the merits of any possible claim by Mr. Toth for indemnification.

            The Company is of the opinion that the $250,000 award of attorney's fees is collectible out of any funds recovered by the Company from Mr. Toth and is not a general debt of the Company.

Item 9.  Executive Compensation

 (a)   Cash Compensation.

       The following table sets forth, as of the fiscal year ended August 31, 1998, all remuneration paid by the Company during the last fiscal year to each officer whose aggregate cash compensation exceeded $60,000 to all officers of the Company, as a group.

                                                 Other
                                                 Compensation
                                                 Cash           Securities
      Name of Individual                         Compensation   Properties
      or NO. of Persons      Capacities in       Salaries,      Personal
      in Group               which served        Fees, Bonus    Benefits
      ------------------     --------------      -----------    -------------
      Gervase M. Chaplin     Sr. Vice. President    $120,000 (1)
                               Technology &
                               Development

      Charles Toth           Chairman of the        $150,000 (1)
                               Board & CEO

      Russell F. Haas        Director and CFO             $1 (1&2)

            (1) Due to the company's chronic cash shortage, these officers elected to accrue all of their salaries.
            (2) Mr. Haas works for a management company that currently performs work for the Company, on the basis of $120,000 annually, but due to the company's cash position, elected to accrue all of the fee, except for $4,000 per month.

   (b) Other Compensation.

            On August 28, 1992, the Executive Board Committee recommended and subsequently approved by the Board of Directors a one time compensation package for Mr. Charles Toth, Chairman, for which he received a one time compensation package from Toth Aluminum. On August 31, 1992, Mr. Toth was owed a total of $1,735,339. This sum is composed of three figures, a) Accrued salary plus accrued interest of $489,375,
            b) Cash advances plus accrued interest for a total of $590,139, c) Toth Aluminum's expenses paid by Charles Toth, plus accrued interest, for a total of $655,825.

            Mr. Toth was also awarded a one time compensation equal to 15% of the total amount loaned to Toth Aluminum, which required Mr. Toth's personal endorsement and/or co-signature, to effectuate the loaning of the money or continuance of the loan, until such time as Toth Aluminum has the availability of funds to pay these obligations in full. As of August 31, 1992, this compensation amount was equal to $1,140,000.

            In addition, Mr. Toth was awarded a one time compensation for his loss incurred while selling his personal assets below market value, at "fire sale prices", on behalf of Toth Aluminum.

            Finally, the Executive Committee determined and the Board of Directors approved a settlement for the 16(b) lawsuit against Mr. Toth. The lawsuit should be settled for the sum of $730,000. This amount reflects the extenuating circumstances in which Mr. Toth had to go to raise funds for the company. Furthermore, the Executive Committee believes that no additional benefits would arise out of prolonging this lawsuit. As part of this compensation package, the Executive Committee felt that Mr. Toth's continued financial support of the Company was paramount, without his financial support, Toth Aluminum would be unable to survive. Mr. Toth accepted this compensation package with the understanding that, 1) this entire compensation package of $4,075,339 is to be issued under the company's Series "A-1" Promissory Note,
            2) the amounts represented herein are to be audited, where applicable and, 3) upon shareholder approval, to increase the authorized number of shares sufficient so that the Series "A-1" debt could be converted into TAC common stock.

  (c)  Compensation of Directors.

            The Company does not have a standard arrangement for compensation of directors. Except for services performed for the Company, other than normal attendance at board meetings, they will be compensated at a per diem rate equal to their normal business compensation.

  (d)  Termination of employment and change of control arrangement.

            There are no arrangements for termination of employment or change of control.

Item 10. Security Ownership of Certain Beneficial Owners and Management.

  (a)   Security ownership of certain beneficial owners.

            The following table sets forth certain information as of September 30, 1998, with respect to the beneficial ownership of the Company's common stock by all stockholders known by the Company to be the beneficial owners of more than 5% of its outstanding common stock, by directors who own common stock and by all officers and directors as a group:


                                          Number of           Percent
             Name                         Shares Owned (1)    of Class
        ----------------------            ----------------   ---------
        Charles Toth                       1,416,750    (2)    4.0%
        Dr. Gervase M. Chaplin               140,000            *
        Glenn A. Nesty                        34,000            *
        Calvin J. Laiche                           0            *
        Russell F. Haas                       20,000    (3)     *

        All officers and directors
         as a group (5 persons)            1,519,000           4.5%

        *Less than 1%

            1 All shares are beneficially owned and the sole investment and voting power is held by the person, except as otherwise indicated.

            2 Includes 91,570 shares originally issued and owned by Mr. Toth but for which Mr. Toth no longer holds certificates. Neither Mr. Toth's nor the Company's stock transfer records indicate a disposition of these shares.

            3 The 20,000 shares listed under Mr. Haas are owned by his son.

  Item 11.  Certain relationships and related transactions.

            As of August 31, 1998, Charles Toth, the Company's founder and Chairman of the Board, had loaned the Company an aggregate of $2,735,750, plus accruing interest of $1,415,323. The total outstanding balance is accruing interest at twelve (12.0%) percent and is payable on December 31, 2001, payable in Common Stock of TAC and as provided in accordance with the separate document identified as Series "A-1" Stock Rights Certificate. Also, see section Part III item 9, subsection (b) "Other Compensation".

            See "Involvement in Legal Proceeding" - Part III,
            Item 8, for information regarding suits filed by the Company for alleged violation of Section 16 (b) of the Securities Act of 1934, as amended.

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

                 7.  Specimen certificate of the Registrant's 6%
                      Convertible Participating Preferred Stock.

                 8.  Promotion Agreement between Registrant and Indian
                      Magsee Alloy, Inc.

                 9.  Stock Option Waiver Agreement dated December 4, 1985.

                          SIGNATURE


          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

        TOTH ALUMINUM CORPORATION


        BY: Charles Toth
            CHARLES TOTH
            CHAIRMAN OF THE BOARD OF DIRECTORS
            AND CHIEF EXECUTIVE OFFICER

          Pursuant to the requirements of the Securities Exchange
            Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




        Charles Toth                    December 14, 1998
        Charles Toth
        Chairman of the Board
        of Directors and Chief
        Executive Officer

        Charles Ernest Toth Jr.         December 14, 1998
        Charles Ernest Toth Jr.
        Treasurer


        Glenn Nesty                     December 14, 1998
        Glenn Nesty
        Director

        Calvin J. Laiche                December 14, 1998
        Calvin J. Laiche
        Director

        Russell F. Haas                 December 14, 1998
        Russell F. Haas
        Director and CFO

                     TOTH ALUMINUM CORPORATION


                             FORM 10-K
                    ITEMS 8, 14(a)(1) AND (2)



           INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

  The following financial statements, of the Registrant, required to be included in Item 8 and 14(a)(1), are listed below:


                                                             Page
       Financial Statements:
           Balance Sheets......................
           Statements of Operations and
               Deficit Accumulated During
               the Development Stage...........
            Statements of Stockholders' Equity.
            Statements of Cash Flows...........
            Notes To Financial Statements......

       The following financial statement schedule of the Registrant is included in Item 14(a)(2):

            IV - Indebtedness of and to Related
                  Parties....................



                            Schedules, other than the above
                      mentioned, are omitted because the
                      conditions requiring their filing
                      do not exist or because the
                      required information is given in
                      the financial statements, including
                      the notes thereto.

TOTH ALUMINUM CORPORATION
COMBINED BALANCE SHEETS, AUGUST 31, 1997 AND 1996       (Unaudited)
                                                 1998           1997
                                               ------         ------
ASSETS
  CURRENT ASSETS:
  Cash ....................................    $   918       $  4,112
  Accounts receivable:
     Officers and employees................
     Other.................................         0              0
  Prepaid:
     Leases ...............................
     Other.................................

  Total current assets.....................      $ 918         $4,112

  INVESTMENTS IN AND ADVANCES TO:
     TACMA India Limited...................
     Armant Partnership....................   $ 58,460     $  110,250
  Total....................................   $ 58,460     $  110,250

  PROPERTY, PLANT AND
     EQUIPMENT - Net.......................   $ 48,354     $   79,738

  PREPAID LEASES ..........................

  PATENTS AND PATENT RIGHTS (net of
     accumulated amortization: ............      $ 320         $  940
                                             =========     ==========
  TOTAL...................................  $  108,042      $ 195,040

  See notes to financial statement

  TOTH ALUMINUM CORPORATION
  COMBINED BALANCE SHEETS, AUGUST 31, 1998 AND 1997       (Unaudited)
                                                 1998           1997
  LIABILITIES                                   ------         ------
  CURRENT LIABILITIES:

  Notes payable-related parties............  $   23,100      $  23,100
  Notes payable-bank.......................          -              -
  Notes payable-other .....................     300,000        300,000
  Accounts payable:
     Trade.................................     498,300        457,300
     Officers and employees................     357,491        279,560
  Accrued salaries ........................   2,246,955      1,948,961
  Accrued expenses ........................     243,000         89,450
  Accrued interest payable.................   1,855,552      1,474,005
  Total current liabilities................   5,524,398      4,572,376

  DEFERRED CREDIT .........................          0              0


  SERIES "A-1" Convertible
  Promissory Note (CPN)1
    CPN Related Parties
       Principal...........................   7,398,265      7,398,265
       Accrued interest payable............   5,958,838      4,404,380
    CPN Other Parties
       Principal...........................   5,978,421      5,978,421
       Accrued interest payable............   5,258,773      4,356,180
       Total Series "A-1" Notes............  24,594,297    $22,137,246

  CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
      and offering costs of)...............      20,437        $20,437

  STOCKHOLDERS' EQUITY:
  Common stock - no par value;
     Authorized 36,000,000 shares;
     issued and outstanding:
     35,466,193 shares in 1997
     and 35,466,193 shares in 1996.........  38,258,096*   $38,258,096*
  Common stock subscribed..................      20,000         20,000
  Paid in capital..........................     164,774        164,774
  Deficit accumulated during
    the development stage.................. (68,473,960)   (64,977,889)
  Total stockholders' equity............... (30,031,090)   (26,535,019)
                                            ===========     ==========
  TOTAL....................................$    108,042   $    195,040

  *See section 11 of the "Notes to Financial Statements"


  TOTH ALUMINUM CORPORATION  STATEMENTS OF OPERATIONS AND DEFICIT
  FOR THE YEARS ENDED AUGUST 31, 1998, 1997, AND 1996 AND CUMULATIVE FOR THE
  PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 1998      (Unaudited)
                                                                       FROM
                                                                   INCEPTION TO
                      .......FOR THE YEARS ENDED AUGUST 31 ...       AUGUST 31,
                                1998         1997       1996           1998
                                ----         -----      ----           ----
  COSTS AND EXPENSES:
  Research and
    development......        $ 12,400     $ 29,700     $ 43,781      $7,729,540
  Promotional,
    general and
    administrative...         469,512      379,271      375,421      15,900,238
  Interest...........       2,838,598    1,323,852    1,974,483      14,761,918
                            ---------    ---------    ---------      ----------
  Total..............       3,320,510    1,732,823    2,393,685      38,391,696
                           ==========   ==========   ==========      ==========

  OTHER (INCOME) EXPENSE:

  Loss in Investment
    and advances to
    Armant...........(A)       51,800      784,175    3,458,715      17,419,163

  Equity in Loss
    in Armant........         123,761     1,410,868   1,011,724      12,683,101
                             --------    ----------  ----------     -----------
  NET LOSS...........       3,496,071     3,927,866   6,864,124      68,493,960
                            =========    ==========  ==========     ===========

  DEFICIT ACCUMULATED
  DURING THE
  DEVELOPMENT STAGE,
  BEGINNING OF
  PERIOD............      $64,977,889   $61,050,023 $54,185,899
                         ------------   ----------- -----------

  DEFICIT ACCUMULATED
  DURING THE
  DEVELOPMENT STAGE,
  END OF PERIOD.....      $68,473,960  $64,977,889  $61,050,023     $68,493,960
                          ===========  ===========  ===========     ===========
  LOSS PER
  COMMON SHARE                  $.09         $.11         $.19
                         ===========  ===========  ===========

  (A) Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $17,419,163 of its investment and advances in Armant.

  See notes to financial statements.


TOTH  ALUMINUM  CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF   STOCKHOLDER'S
EQUITY  FOR  THE  YEARS  ENDED   AUGUST 31, 1998,  1997, AND  1996  AND  CUMULATIVE  FOR  THE
PERIOD  FROM  INCEPTION  (AUGUST 1966)  TO AUGUST 31,1998
                                                            (Unaudited)

                                  ..............FOR THE YEARS ENDED AUGUST 31........................             FROM INCEPTION
                                  .......1998...................1997....................1996 ........           TO AUGUST 31, 1998
                                    SHARE       AMOUNT      SHARE      AMOUNT      SHARE      AMOUNT            SHARES      AMOUNT
PREFERRED STOCK:
Balance beginning of period ....  --------  $   ------      -----     $ -----      -----     $ -----            -----      $  ----
Issued for cash to
 Louisiana residents
  ($25 per share)...............                                                                                 10,656    266,400
Issued to officers,
  employees and consultants
  for services (assigned
  value of $25 per share).......                                                                                  1,344     33,600
Conversion of preferred
  stock to common stock.........                                                                                (11,989)  (299,725)
Redeemed for cash ..............                                                                                    (11)      (275)
                                  -------      ------       ------     ------      -----       -----            --------  ---------
Balance, end of period..........    - 0 -       - 0 -        - 0 -      - 0 -      - 0 -       - 0 -              - 0 -      - 0 -
                                  =======      ======       ======     ======      =====       =====            ========  =========
COMMON STOCK:
Balance, beginning
  of period.................... 35,446,193  38,428,176   35,446,193 38,428,176 35,446,193  38,428,176         35,446,196 38,428,176
Issued at inception
  (August 1966) to the
  founders for patent
  rights and services....                                                                                      4,400,000     27,500
Issued for cash on
  initial offering to
  Louisiana residents..........                                                                                   80,000      4,875
Issued for cash pursuant
  to offering under
  Regulation A of Securities
  Act of 1933..................                                                                                  232,740    290,925
Issued for Cash................                                                                               11,417,494 17,538,195
Issued to officers, employees,
 directors and consultants
 for services..................                                                                                2,462,576  2,225,807
Issued for merchant
 banking services..............                                                                                   98,800    247,000
Issued for underwriting
  commissions of
  common stock sale............                                                                                   87,860    233,806
Issued for commission
  on sales of Armant
  Partnership units............                                                                                   26,812     53,625
Issued in the acquisition
  of subsidiary................                                                                                  500,000  1,830,000
Returned on divestiture
  of subsidiary................                                                                                 (500,000)(1,400,000)
Issued upon divestiture
  of subsidiary................                                                                                  131,854    482,586
Issued upon cancellation
  of indebtedness..............                                                                                4,139,731  4,936,561
Issued upon conversion
  of debenture.................                                                                                3,222,479  3,946,307
Issued upon exercise of
  warrants and options.........                                                                                6,253,950  6,473,943
Issued for prepaid leases......                                                                                  497,353    778,706
Issued upon conversion
  of preferred
   stock to common stock........                                                                               1,195,940    299,725
Issued for the
  acquisition of assets.........                                                                                 118,934     89,200
Issued in satisfaction
  of prepaid royalties..........                                                                                 200,000    172,760
Issued in settlement of
  litigation ...................                                                                                 130,000    157,000
Common stock subject
  to rescission.................                                                                               1,096,900  1,371,125
                                ----------  ----------   ---------- ---------- ----------  ----------        -----------  ---------
Common stock subscribed.........
                                ----------  ----------   ---------- ---------- ----------  ----------        -----------  ---------
Balance, end of period..........35,466,193  38,428,176   35,466,193 38,428,176 35,446,193  38,428,176         35,466,193 38,428,176
                                ==========  ----------   ========== ---------- ==========  ----------        =========== ----------
See notes to financial statements.


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS EQUITY (Continued)                                                                   (Unaudited)
                              .............FOR THE YEARS ENDED AUGUST 31.............................          FROM INCEPTION
                              .........1998.......................1997................1996...........        TO AUGUST 31, 1998
                               SHARE         AMOUNT        SHARE         AMOUNT     SHARE      AMOUNT       SHARES        AMOUNT
COMMON STOCK WARRANTS:
Balance, beginning
 of period................
                                                                                                              ---            ---
Warrants issued
  for cash................                                                                                  727,966        72,718
Warrants exercised........                                                                                  (26,594)       (3,577)
Warrants expired..........                                                                                 (701,372)      (69,141)
                               _____         _____         _____         _____      _____      _____       ________       _______
Balance, end of period....                   - 0 -                       - 0 -                 - 0 -                        - 0 -
                               =====         -----         =====         -----      =====      -----       ========       -------
PAID IN CAPITAL:
Balance, beginning
 of period.................                164,774                     164,774               164,774
In conjunction
  with financing...........                                                                                               95,000
In connection with
 acquisition of subsidiary.                                                                                              140,356
In connection with
 divestiture of subsidiary.                                                                                             (140,356)
Common stock warrants
 expired and exercised.....                                                                                               69,774
                                          ________                    ________              ________                    ________
Balance, end of period.....                164,774                     164,774               164,774                     164,774
                                          ________                    ________              ________                    ________
DEFICIT ACCUMULATED DURING
   THE DEVELOPMENT STAGE:
Balance, beginning
  of period................            (64,977,889)                (54,185,899)          (54,185,899)
New Loss...................             (3,496,071)                 (6,864,124)           (6,864,124)                (68,473,960)
                                       ------------                ------------          ------------                ------------
Balance, end of period.....            (68,473,960)                (64,977,889)          (61,050,023)                (68,473,960)

TOTAL STOCKHOLDERS EQUITY..            (30,031,090)                (26,535,019)          (22,607,153)                (30,031,090)


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 1998, 1997,AND
1996 AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 1998
                                                                        FROM INCEPTION
                               .......FOR THE YEARS ENDED AUGUST 31....   TO AUGUST 31,
                                1998         1997             1996           1998
                               ------       ------           ------         ------
OPERATING ACTIVITIES

NET LOSS................    $(3,496,071)  $(3,927,866)    $(6,864,124)   $(68,473,960)

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH
 PROVIDED BY OPERATING
 ACTIVITIES:
  Depreciation and
   amortization..........        31,384        53,225          53,225       1,166,525
  Amortization and write
   off of patents........           620        31,264          31,264         440,498
  Amortization of
   financing costs.......                                                      95,000
  Loss on divestiture
   of subsidiaries.......                                                     912,586
  Amortization of prepaid
   leases................                                                     302,424
  Losses from joint
    venture..............       123,761     1,410,868       1,011,724      11,140,623
  Other..................                                                     111,616
  Proceeds from royalty
   prepayments...........                                                     172,760
  Prepayment of leases...                                                     (16,104)
  Disposition of property,
   plant and equipment...                                                      27,745

CHANGES IN OPERATING ASSETS
 AND LIABILITIES:
  Decrease (Increase)
   in accounts receivable.                                                    (10,787)
  Decrease (Increase)in
   prepaid expenses......                                                     (27,371)
  Increase (Decrease) in
   accounts payable......       952,022       853,283         786,807      13,358,806
  Increase (Decrease) in
   notes payable.........     2,295,840       539,563       1,074,794      20,308,775
                              ---------      --------       ---------      ----------
                               $(92,444)  $(1,039,663)    $(3,906,310)   $(20,490,864)


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS - (Continued

                                                                        FROM INCEPTION
                              ......FOR THE YEARS ENDED AUGUST 31....    TO AUGUST 31,
                                 1998          1997            1996           1998
                                ------        ------          ------         ------
INVESTING ACTIVITIES:
 Purchase of property,
   plant and equipment....                                                 (1,159,046)
 Acquisition of patents...                                                   (443,475)
 Investment of
  certificates of deposit.                                                 (3,995,000)
 Cash investments in and
   advances to TACMA.....                                                  (1,076,595)
 Cash investments in and
   advances to Armant....        37,450       257,820      (446,294)      (20,770,289)
 Write off of Investments
 and Cash advances to
   Armant................        51,800       782,175     3,458,715        17,069,402
 Redemption of certif.-
   cates of deposit......                                                   3,995,000
 Proceeds from sale of
   net profit interest...                                                      50,000
                              ---------    ----------    ----------        ----------
                                 89,250     1,040,025     3,905,000        (6,330,003)
                              ---------    ----------    ----------        ----------
FINANCING ACTIVITIES:
 Stock issued for cash....                                                 18,481,076
 Preferred stock issued
   for cash...............                                                    266,400
 Proceeds from long
   term obligations.......                                                  1,430,349
 Proceeds from warrants
   issued for cash........                                                  6,236,507
 Common stock
   issuance costs.........                                                   (166,550)
 Issuance of convertible
   debentures.............                                                  1,913,963
 Cash received upon
   conversion of debentures
   to common stock........                                                    112,999
  Payment of long term
   obligations.............                                                (1,457,071)
                              ---------     ---------    ----------       -----------
                                                                           26,817,673
                              ---------     ---------    ----------       -----------
INCREASE (DECREASE) IN CASH   $ (3,194)           362        (1,301)           (3,194)

CASH BEGINNING OF PERIOD         4,112          3,750         5,051
                              ---------     ---------    ----------       -----------
CASH END OF PERIOD            $    918      $   4,112     $   3,750          $    918
                              =========     =========    ==========       ===========



TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31,
1998, 1997 AND 1996 AND CUMULATIVE FOR THE PERIOD FROM INCEPTION
(AUGUST 1966) TO AUGUST 31, 1998

(Unaudited)

1.  ORGANIZATION AND ACCOUNTING POLICIES

Going Concern Basis

The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through August 31, 1998, and August 31, 1997, of $68,473,960 and $64,977,886, respectively.
Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, both investees have been inactive. The Company has determined that the operating plant of each investee will require further modifications before commercial production can be achieved. This will not occur at the TACMA or Armant facility unless and until the Company directs its efforts and resources toward either TACMA or Armant. No such activities are currently planned for either TACMA or Armant.

  Due to the length of its development stage activities,
liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through August 31,
1998, of approximately $68,473,960.   The Company's continuation in
existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.

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

In light of the Company's net operating loss carry-forwards of approximately $56,172,863 at August 31, 1998, management believes that none of the provisions of the Tax Reform Act of 1986 will, in any respect, have a material impact upon the Company's liquidity or earnings for the foreseeable future.

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

Related Party Transactions

A significant aspect of the Company's business activities consists of transactions with related parties. The following summarizes significant assets at August 31, 1997 and 1996 arising from transactions with related parties:

                                        August 31,
                                     1998           1997
                                   -------         -------
Advances to Armant (Note 2)     $ 17,127,870     $17,604,113

Less write off due to the
  Prolonged delay in
  Obtaining funding              (17,069,420)    (17,637,363)

Prepaid leases (Note 4)                  ---             ---
                                  ----------     -----------
Total                             $   58,450       $ 236,750
                                  ==========     ===========
Development Stage Enterprise

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


Year Two Thousand

The Company anticipates no difficulties when the year 2000 arrives. The Company utilizes Personal Computers which have been equipped with 2000 software.


Loss Per Common Share

Loss per common share is computed based upon the weighted
average number of shares of common stock outstanding. The weighted average number of shares outstanding for the fiscal years ended August 31, 1998, and 1997 was 35,466,193, and 35,466,193,
respectively.   The Company has options outstanding that are common
stock equivalents which are not considered in the computation of loss per share since the effect would be anti-dilutive.

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

Statement of Cash Flows

In November, 1987, the Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows". The Company adopted provisions of the statement in its 1988 financial statements and restated previously reported statements of changes in financial position for 1998, 1997 and the statement from inception to August 31, 1998.

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.





2.  INVESTMENTS

General

The Company has historically maintained investments in two affiliates, TACMA and Armant. The investment in TACMA was expensed during 1988. The Company applies the equity method of accounting for its investment in Armant. The collectibiilty of the advances to and the recovery of the investment in Armant depends upon the affiliate achieving successful commercial operations.

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

As of August 31, 1984, the Company had also made cash advances to TACMA totaling approximately $218,600. In addition, during December 1984, the Company acquired from Empresas Lince, S.A., a receivable from TACMA of $60,000 in exchange for 60,000 shares of
the Company's restricted common stock.   The Company has also
incurred costs on TACMA's behalf which the Company considers reimbursable under the terms of its service agreement with TACMA. At August 31, 1988 and 1987, the Company's receivable for such costs billed to TACMA was approximately $815,000. TACMA has not recorded a corresponding payable for such costs because the approval of the Indian government and Reserve Bank of India is required before TACMA can make payment to the Company. The collectibiilty of this receivable is dependent on obtaining approval of foreign authorities as well as TACMA commencing and sustaining sufficiently profitable commercial operations, for which the Company currently has no plans. During the fiscal year ended August 31, 1987, because of the continuing delays in obtaining government approval, the Company reversed the previously recorded receivable from TACMA. During 1988, based upon the Company's decision to indefinitely postpone attempts to bring the TACMA plant to full commercial production, its previously recorded investment in the TACMA facility was also reversed.

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

During fiscal years 1997 and 1998, the prolonged delay in securing the necessary funding to restart the Armant Pant forced the Company to write off a significant portion of the Armant assets. Costs capitalized and deferred by Armant consisted of the following:
                                           August 31,
                                       1998           1997
                                      ------         ------
Direct carbo-chlorination
 plant costs:
Process equipment.............    $ 2,950,000     $4,110,000
Other equipment...............              0         14,000
Leasehold improvements........         72,000        145,000
                                  -----------     ----------
                                    3,022,000      4,269,000

Self-construction and start-up costs:
  Salaries:
Engineering ..................         40,000       360,000
Plant construction and
    operations................        702,000     2,154,000
Indirect labor and
    overhead..................         35,000       367,000
                                  -----------    ----------
                                      777,000     2,881,000
                                  -----------    ----------
                                  $ 3,799,000    $7,150,000


Presented below is summarized financial information of Armant.

Beginning September 1, 1986,  Armant elected to discontinue
capitalizing costs not directly associated with plant construction. Prior to September 1, 1986, all costs were capitalized and deferred.
                                         August 31,
                                      1998          1997
                                     ------        ------
Assets:
Plant and equipment........      $ 3,799,000    $ 7,150,000
Other......................          100,000        525,000
                                 -----------    -----------
    Total..................      $ 3,899,000    $ 7,732,000
                                 ===========    ===========

Liabilities and Equity:
Notes payable - Toth Aluminum
Corporation.................     $ 4,740,000    $ 6,087,000
    Notes payable - Bank....              0         525,000
    Payables - Toth
      Aluminum Corp.........      16,970,000     12,100,000
    Other payables..........         710,000        550,000

    Equity - Toth Aluminum
      Corporation...........     (18,508,000)   (13,484,000)
      - Other...............         (13,000)       (13,000)
                                 (18,521,000)   (13,497,000)
                                 -----------    -----------
   Total....................     $ 3,899,000    $ 7,732,000
                                 ===========    ===========


                                    Year Ended August 31,

                                     1998           1997
                                    ------         ------
Statement of Plant Expenses
Direct plant costs...........    $  14,000     $   220,000
   Interest Expense..........      195,000       2,547,000
   General and
     administrative costs....       98,000         124,000
                                ----------     -----------
   Net loss                      $ 307,000     $ 2,891,000
                                ==========     ===========


                                               August 31,
                                           1998           1997
                                          ------         ------
Payable to and Equity of
  Toth Aluminum Corporation
Notes payable....................      $19,842,000   $ 18,114,000
Payables.........................        5,240,000      6,013,000
   Beginning equity of
   the Company...................       (5,560,000)    (5,560,000)
Less:  Loss from Armant..........      (11,650,000)   (10,785,000)
     Affiliates interest
     capitalized by Armant, but
     not accrued by the Company..       (5,620,000)    (5,620,000)
Expensed by Armant, but not
     accrued by the Company......       (2,310,000)    (2,052,000)
                                        -----------   ------------
Investment in and advances to
       Armant....................       $   58,450      $ 110,250
                                        ===========   ============


3.  PROPERTY, PLANT AND EQUIPMENT


At August 31, 1998 and 1997, the Company's property, plant and equipment consisted of the following:

                                            1998            1997
                                           ------          ------
Equipment........................       $  15,325       $  15,325
Furniture and fixtures...........          99,636          99,636
Leasehold improvements...........         355,127         355,127
Autos, tractors and trucks.......          39,800          39,800
                                         --------        --------
                                          509,888         509,888
Accumulated depreciation and
  amortization...................        (461,534)       (453,330)
                                         --------        --------
Property, plant
  and equipment - net............       $  48,354       $  56,558
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

5.  NOTES PAYABLE

     Notes payable consisted of the following:

                                                        August 31,
                                                     1998            1997
                                                    ------          ------
     Notes payable to bank,
       collateralized(A):
         At 12% .........................           $    -         $     -
     Demand notes payable to other
       parties, unsecured (A):
         At 12% .........................                -               -
     Demand notes, and payable to
       related parties, unsecured (A):
         At 12%..........................           2,813,055     2,677,350
                                                   ----------    ----------
     Series "A-1" Convertible
        Promissory Notes
         Payable to related parties......           7,398,265     6,726,150
         Payable to others...............           5,978,421     5,575,742
                                                   ===========   ===========
     Total...............................        $ 16,189,741   $16,054,036

  A) Partial or full collateralized by a pledge of personal assets owned by the Company's Chairman of the Board.


     Bank borrowings and applicable interest rates were as follows:

                                             1997        1996          1995

Balance at end of period........        $    -0-     $    -0-       $    -0-
Maximum amount outstanding......             -0-          -0-            -0-
Weighted average amount
   outstanding..................             -0-          -0-            -0-
Weighted average interest rate
   during the year..............              -            -              -
Weighted average interest rate
   at year end..................              -            -              -

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



                              Expires in Year
                Ending August 31,                Amount
               ------------------              ----------
                      1998                         697,200
                      1999                         767,700
                      2000                         377,500
                      2001                       1,608,600
                      2002                       1,407,200
                      2003                       8,045,300
                      2004                       1,931,000
                      2005                       1,524,000
                      2006                       1,234,000
                      2007                       3,618,000
                      2008                       2,204,000
                      2009                       2,313,000
                      2010                      16,157,300
                      2011                       6,864,124
                      2012                       3,927,868
                      2013                       3,496,071
                     -------                  ------------
                      Total                   $ 56,172,863
                                               ===========

8.  STOCK OPTIONS AND WARRANTS

Stock Option Plans:

The Company's Board of Directors has, at various dates, awarded options to individuals to purchase the Company's common stock. During fiscal year 1998 no options were exercised. The following information is furnished with respect to options and warrants outstanding.

                               Number of Shares at
                             August 31,      August 31,
                                1998            1997
                             --------         ---------
Exercise Price
          Options:
             $2.00-2.84      30,000              30,000
             $4.00-5.00       5,000               5,000

            Warrants:    ----------          ----------
            Total            35,000              35,000
                         ==========          ==========

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


                                 Number of      Total Dollar   Price Per Share
                                 Shares Issued  Consideration  Range    Average
                                 -------------  -------------  -----    -------
From September 1, 1988
  to August 31, 1989:
Issued for cash ................      466,286        349,714       .75      .75
Issued to officers, employees,
 directors and consultants for
 services.......................      118,900         89,175       .75      .75
Issued upon payment of common
 stock subscribed...............       40,000         20,000       .50      .50
Total...........................      625,186        405,984
                                  -----------     ----------
Total at August 31, 1989........   35,376,193    $38,376,926
                                  ===========    ===========



                                 Number of      Total Dollar   Price  Per Share
                                Shares Issued   Consideration  Range    Average
                                -------------   -------------  -----    -------
From September 1, 1989
  to August 31, 1990:
Issued for cash ................
Issued to officers, employees,
 directors and consultants for
 services.......................       40,000         20,000     .50       .50
Issued upon payment of common
 stock subscribed...............
Total...........................       40,000         20,000
                                   ----------     ----------
Total at August 31, 1990........   35,416,193    $38,396,926
                                   ==========    ===========


                                  Number of       Total Dollar   Price Per Share
                                  Shares Issued   Consideration  Range   Average
                                  -------------   -------------  -----   -------
From September 1, 1990
  to August 31, 1991:
Issued for cash ................
Issued to officers, employees,
 directors and consultants for
 services.......................
Issued upon payment of common
 stock subscribed...............
Total...........................
                                  -----------   ------------
Total at August 31, 1991........   35,416,193    $38,396,926
                                  ===========   ============



                                  Number of       Total Dollar   Price Per Share
                                  Shares Issued   Consideration  Range   Average
                                  -------------  --------------  -----   -------
From September 1, 1991
  to August 31, 1992:
Issued for cash ................       50,000         31,250     .50-.75    .63
Issued to officers, employees,
 directors and consultants for
 services.......................
Issued upon payment of common
 stock subscribed...............
Total...........................       50,000         31,250
                                   ----------    -----------
Total at August 31, 1992........   35,466,193    $38,428,176
                                   ==========    ===========




                                  Number of       Total Dollar   Price Per Share
                                  Shares Issued   Consideration  Range   Average
                                  -------------   -------------  -----   -------
From September 1, 1992
  to August 31, 1998:
Issued for cash................
Issued to officers, employees,
 directors and consultants for
 services......................
Issued upon payment of common
 stock subscribed..............
Total
                                   -----------    ------------
Total at August 31, 1998           $35,466,193     $38,428,176
                                   ===========    ============

10. CONVERTIBLE DEBENTURES

On December 24, 1985, the Company commenced an offering of its 10%
Convertible Debentures due August 1, 1990 (the "Debentures"). The offering contemplated the sale of a maximum of $4,320,000 of Debentures, convertible, at the election of the Debenture holders into 3,175,000 shares of common stock, no par value, of the Company. The purchase price of each Debenture was $1,000 payable in cash. No minimum offering of Debentures was established and Offerees were apprized of the fact that the proceeds of the offering would not be placed into escrow, but would be applied directly to the Company.

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

If as intended the holders of the Series "A-1" Convertible Promissory
Note were to convert today, this conversion would enhance the Stockholder's Equity section by increasing the Common Stock by $24,594,297, thereby increasing the Common Stock to 98,377,188, eliminating the same dollar value from the Company's liability. Management believes that of the total outstanding debt, more than 90% will eventually convert their debt into shareholder equity. Of the 10% who will not convert are companies or individuals which can not accept payment of the company's equity, such as lawyers and auditors.

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

Name of               Balance at                                           Balance
Related Party         Beginning          Additions         Deductions       at End

For the fiscal years
ended August 31,

1998
Armant                $ 8,494,000       $        -       $   5,240,000A $ 3,254,000
TACMA*                $       -         $        -       $        -     $      -

1997
Armant                $ 25,788,136       $      -        $  17,294,136A $ 8,494,000
TACMA*                $       -          $      -        $        -     $      -

1996
Armant                $ 38,562,246       $      -        $  12,774,110A $ 25,788,136
TACMA*                $       -          $      -        $        -     $       -


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

For the fiscal years
ended August 31,

1998
Armant                $   -                    -                 -               -
TACMA                 $   -                    -                 -               -

1997
Armant                $   -                    -                 -               -
TACMA                 $   -                    -                 -               -

1996
Armant                $   -                    -                 -               -
TACMA                 $   -                    -                 -               -

