Form 10-Q
period 1998-11-30
TOTH ALUMINUM CORP
filed 1999-02-01
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended:  November 30, 1998
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

Common stock, without par value                 35,466,193
           Class                   Outstanding at November 30, 1998

                    TOTH ALUMINUM CORPORATION


                       INDEX TO FORM 10-Q

            For the Quarter Ended November 30, 1998


                                                                 Page

Part I  Financial Information (Unaudited)

        Balance Sheets - November 30, 1998
        and August 31, 1998....................................    3

        Statements of Operations - Three Months
        Ended November 30, 1998 and 1997 ......................    5

        Statements of Cash Flows - Three Months
        Ended November 30, 1998 and 1997.......................    6

        Notes to Financial Statements..........................    8

        Management's Discussion and Analysis
        of the Financial Conditions and Results
        of Operations..........................................    14


Part II Other Information......................................    16








TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS  (Unaudited)

                                        November 30,  August 31,
                                            1998         1998
ASSETS

CURRENT ASSETS:
Cash ..............................     $   366          $ 918

Accounts receivable:
   Other...........................           0              0
Prepaid:
   Leases .........................           -              -
   Other...........................    _________     __________
Total current assets...............          366           918
INVESTMENTS IN AND
  ADVANCES TO:
   Armant Partnership..............       44,100        58,450

PROPERTY, PLANT AND
   EQUIPMENT - Net.................       40,508        48,354

PREPAID LEASES.....................           -             -


PATENTS AND PATENT
   RIGHTS (net of
    accumulated amortization:......          260           320


TOTAL..............................    $  85,234    $  108,042

                                        November  30, August 31,
                                            1998       1998
LIABILITIES

CURRENT LIABILITIES:
  Notes payable-related parties....   $   23,100         23,100
  Notes  payable-bank..............           -              -
  Notes  payable-other ............      300,000        300,000
  Accounts payable:
    Trade..........................      523,670        498,300
    Officers and employees.........      410,900        357,491
    Accrued  salaries .............    2,341,495      2,246,955
    Accrued expenses ..............      268,400        243,000
    Accrued  interest payable......    1,970,179      1,855,552
  Total  current liabilities.......    5,837,744      5,524,398


DEFERRED CREDIT ...................           0              0

Series "A-1" Convertible
 Promissory Note1 (CPN)
 CPN Related Parties
      Principal....................    7,398,265      7,398,265
      Accrued interest payable.....    6,180,785      5,958,838
 CPN Other Parties
      Principal....................    5,978,421      5,978,421
      Accrued interest payable.....    5,438,125      5,258,773
      Total  Series "A-1" Notes....   24,995,596     24,594,297

CONVERTIBLE DEBENTURES PAYABLE
   (net of discounts, commissions,
     and offering costs of:........       20,437         20,437


STOCKHOLDERS' EQUITY:
Common stock - no par value........  38,258,0961    38,258,0961
Common stock warrants..............
Common stock subscribed............        20,000        20,000
Paid in capital....................       164,774       164,774
Deficit  accumulated
 during the development stage......   (69,211,413)  (68,473,960)

Total  stockholders' equity........   (30,768,543)  (30,031,090)



TOTAL...............................    $  85,234    $  108,042

See  Section 11, "Notes to Financial Statements" of the August
31, 1998 10-K.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS  OF  OPERATIONS  AND DEFICIT  ACCUMULATED  DURING  THE
DEVELOPMENT  STAGE  FOR  THE  QUARTER  ENDED  NOVEMBER  30,  1998
(Unaudited)

                                           Three Months Ended   From Inception
                                              November 30       To November 30,
                                              1998       1997         1998
COSTS AND EXPENSES:
   Research and Development...........      $ 3,420     $ 3,740   $ 7,732,960
   Promotional,  general and
      administrative..................      198,719      95,420    16,098,957
    Interest..........................      515,926     497,112    15,277,844
    Total.............................    $ 718,065   $ 596,272  $ 39,109,763

OTHER (INCOME) EXPENSE:

   Loss in Investment and Advances
      To Armant........................ 14,3503,191  17,433,513
       Equity in loss of Armant........      14,962      16,009   12,668,139

NET LOSS............ ..................  $  747,377  $  615,472
69,211,413


LOSS PER
   COMMON SHARE.......................      $  .02      $  .01



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOW
                                          Three Months Ended   From Inception
                                              November 30,     To November 30,
                                            1998       1997           1998

OPERATING ACTIVITIES
NET  LOSS..........................   $ (747,377) $ (615,472)    ($ 69,211,413)

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:

 Depreciation and
   amortization....................        7,846       5,886         1,174,371
  Amortization and write
   off of patents..................           60         260           440,558
  Amortization of prepaid leases...            -           -           302,424
  Amortization of financing Cost...                                     95,000
 Loss on divesture of Subsidiaries.                                    912,586
 Loss from joint venture...........       14,350      16,009        11,154,973
 Other.............................                                    111,616
 Proceeds from royalty
   Prepayments.....................                                    172,760
 Prepayment of Leases..............                                    (16,104)
 Disposition of property,
   Plant, and equipment............                                     27,745

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable.....................                                    (10,787)
  Decrease (Increase) in
    Prepaid expenses...............                                    (27,371)
  Increase in accounts payable
    and accrued expenses...........      304,938     181,304        13,663,744
  Increase (decrease) in notes
    notes payable..................      401,299     401,299        20,710,074
                                         (18,884)    (10,715)    ($ 20,499,824)



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
                                         Three Months Ended     From Inception
                                            November 30,        To November 30,
                                       1998           1997           1998

INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment................              -           -      ($ 1,159,046)
  Acquisition of patents.........                                     (443,475)
  Investment of Certificates
    of Deposit...................                                   (3,995,000)
  Cash investment in and
    Advances to TACMA............                                   (1,076,595)
  Write off of Investments
    And Cash Advances to Armant..          3,370       3,191        17,072,772
  Cash investments in and
    advances to Armant...........         14,962       7,850       (20,755,327)
  Redemption of Certificates
    of Deposit...................                                    3,995,000
  Proceeds from sale of net
  Profit interest................                                  $    50,000
                                          18,332      11,041       ($6,311,671)

FINANCING ACTIVITIES:

  Stock issued or subscribed
    For cash....................                                    18,481,076
  Preferred stock issued
    For cash....................                                       266,400
  Proceeds from long term
    Obligations.................                                     1,430,349
  Proceeds from warrants
    Issued for cash.............                                     6,236,507
  Common stock issuance
    cost........................                                      (166,550)
  Issuance of convertible
    Debentures..................                                     1,913,963
  Cash received upon
    Conversion of debentures
    To common stock.............                                       112,999
  Payment of long term
    Obligations.................                                    (1,457,071)
                                               -           -        26,817,673

INCREASE (DECREASE) IN CASH                 (552)      4,112               366
CASH BEGINNING OF PERIOD                    (918)      3,786
CASH END OF PERIOD                           366         326               366


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of November 30, 1998, and the results of its operations and changes in financial position for the three months then ended.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-
K, dated August 31, 1998.

  2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through November 30, 1998, and August 31, 1998, of $69,211,413 and $68,473,960,
respectively. Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA and Armant are both inactive. The Co mpany has determined that the operating plant of each investee will require further modifications before commercial production can be achieved.

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


     Costs Capitalized and deferred by Armant consisted of the following:



                                        November 30    August 31
                                           1998          1998
Direct carbo-chlorination plant costs:
    Process equipment.................  $ 2,440,000   $ 2,950,000
    Other equipment...................            0             0
    Leasehold improvements............       65,000        72,000
                                          2,505,000     3,022,000
Self-construction and start-up costs:
    Salaries
    Engineering.......................       30,000        40,000
    Plant construction
       and operations.................      640,000       702,000
    Indirect labor and overhead.......       32,000        35,000
                                            700,000       777,000

                                        $ 3,205,000   $ 3,799,000


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



                                             November 30,     August 31,
                                               1998              1998

Assets:
    Plant and equipment.................   $  3,205,000     $ 3,799,000
    Other...............................         80,000         100,000
    Total...............................   $  3,285,000     $ 3,899,000


Liabilities and Equity
    Notes payable - Toth Aluminum
        Corporation.....................   $  4,250,000    $ 4,740,000
    Notes  payable  - Banks.............              0              0
    Payables - Toth Aluminum
        Corporation.....................     16,974,000     16,970,000
    Other   payables....................        740,000        710,000

    Equity - Toth Aluminum
        Corporation.....................    (18,666,000)   (18,508,000)
        - Others........................        (13,000)       (13,000)
                                            (18,679,000)   (18,521,000)

        Total...........................    $ 3,285,000    $ 3,899,000






                                               Three Months Ended
                                                   November 30,
                                              1998            1997
Statement of Plant Expenses
    Direct plant costs.................   $   4,200        $   3,000
    General and administrative costs...      17,400           11,000
    Interest Expense...................      84,000           96,000
    Net Loss...........................   $ 105,600       $  110,000




                                           November 30,    August 31,
                                              1998           1998

Payable to and Equity of Toth Aluminum
 Corporation:

    Notes payable......................  19,845,000    $ 19,842,000
    Payables...........................   4,800,000       5,240,000
    Beginning equity
      of the Company...................  (5,560,000)     (5,560,000)
    Less:Loss from Armant.............. (11,310,000)    (11,650,000)
    Capitalized by Armant, but
      not accrued by the Company.......  (5,620,000)     (5,620,000)
    Expensed by Armant but
      not accrued by the Company.......  (2,171,000)     (2,310,000)
    Investment in and advances to
    Armant............................. $    44,100     $    58,450

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

    Reference is made to Note 6 regarding a Swiss corporation's advance to TACMA, in 1982, on the Company's behalf. The Company recorded this advance as an additional investment in and advance to TACMA. The Swiss Corporation has not received payments equal to $50,000, and in 1997 they have requested action requiring the Company to replace or supplement its interest in TACMA. During 1997 the company issued a Series AA-1" Convertible Promissory Note to the Swiss Corporation for the original $50,000.00 plus accrued interest of $98,200 for a total of $148,000.



4.  NOTES PAYABLE

    Notes payable consisted of the following:
                                           November 30,     August 31,
                                              1998            1998

    Notes payable to bank,
      collateralized (A):...............            -              -

    Demand notes payable to related
      parties, unsecured (A):  At 12%...    2,968,400       2,813,055

    Demand notes payable to
       other parties,
       unsecured (A): At 12%............            -               -

    Series "A-1" Convertible
    Promissory Notes
       Payable to related parties.......    7,398,265       7,398,265
       Payable to others................    5,978,421       5,978,421

Total................................... $ 16,345,086    $ 16,189,741

    A) Collateralized by a pledge of personal assets owned by the Company's Chairman of the Board.

5. During 1988, the Company commenced a private offering of 1,500,000 units of its securities. Each unit consisted of one share of the Company's common stock and the right to acquire an option to purchase an additional share at a price equal to the original purchase price of the unit. As of November 30, 1988, the Company had sold 1,292,367 units and had issued option rights to purchase 1,292,367 shares with an exercise price ranging from $0.75 per share to $0.95 per share. Of the 1,292,367 units sold, during September 1988 27,386 units were issued in satisfaction of $20,539 of lease payments. The option is exercisable for a period of three years, commencing on the date that the Company's shareholders approve an increase in the authorized shares of the Company so as to permit the exercise of all of the options offered hereby, but in no event later than August 30, 1998. If no such authorization has been made prior to that date, options will automatically be converted into the Company's subordinated debt in a principal amount representing the difference between the closing bid price of the Company's common stock on August 30, 1998, and the exercise price of the option, bearing interest at the rate of 1% per month until paid.

6. The financial statements are summarized and reference is made to the "NOTES TO FINANCIAL STATEMENTS" included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1998, as filed with the Securities and Exchange Commission.


Management's  Discussion and Analysis of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources.

    During  the  quarter  ended November 30, 1998,  total  assets decreased from $108,042 to $85,234. While advances to Armant increased by $3,700 during the quarter, the investment in Armant was decreased by $14,350 from recognition of the Company's equity in loss of Armant. The recoverability of the Company's investment in and advances to Armant of $44,100 is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 3 of Notes to Financial Statements).

    Current liabilities, increased from $5,524,398 to $5,837,744 during the same period. During the same period, accrued salaries increased by $94,540 and accrued interest increased by $114,627.

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

    During  the  first  quarter ending  November  30,  1998,  the
Company  wrote  down a total of $17,433,513 of its investment  in
Armant.   This write down occurred due to the prolonged delay  in
obtaining the necessary funding to restart the plant.

Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through November 30, 1998, of approximately $69,211,413. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented processes, Armant has not achieved continuous commercial production, and the commercial viability of the processes has not been demonstrated. TACMA has not commenced commercial production and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant, is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.


Immediate Development.


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

    The net loss for the three months ended November 30, 1998, was $747,377 compared to $615,472 for the corresponding period in 1997.

    The initial phase of construction of the Armant Plant was completed in December, 1983. Since that time, numerous test runs have been performed in an effort to achieve continuous commercial production of market grade metal chlorides. Subsequent to the Company's 1986 fiscal year end, Armant determined additional funding would be required to sustain successful operations. Therefore, because of unexpected construction delays and the continued lack of commercial production, Armant elected to discontinue capitalizing plant start-up costs as of August 31, 1986. The net loss recognized by Armant during the three months ended November 30, 1987, resulted primarily from expensing start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the three months ended November 30, 1998, was $14,350, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.



PART II.  Other Information

Item 1.  Legal Proceedings

    See  Item  10 of the Company's Form 10-K for the  year  ended
    August 31, 1998, concerning legal proceedings.

                           SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TOTH ALUMINUM CORPORATION
(Registrant)



BY:  Charles E. Toth Jr.
     Charles E. Toth Jr.
     Treasurer                          Date: January 13, 1999




BY:  Charles Toth
     Charles Toth
     Chairman of the
     Board of Directors                Date: January 13, 1999
     and Chief Executive Officer