Form 10-Q
period 1999-02-28
TOTH ALUMINUM CORP
filed 1999-05-04
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended: February 28,1999
                 Commission File Number: 0-7568

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

Common stock, without par value                 35,466,193
           Class                  Outstanding at February 28, 1999

                   TOTH ALUMINUM CORPORATION


                       INDEX TO FORM 10-Q

            For The Quarter Ended February 28, 1999




                                                              Page

Part I  Financial Information

    Balance Sheets - February 28, 1999 and August 31,1998.....  3

    Statements of Operations - Six Months
    Ended February 28, 1999 and February 28, 1998.............  5

    Statements of Cash Flows - Six Months
    Ended February 28, 1999 and February 28, 1998.............  6

    Notes to Financial Statements.............................  8

    Management's Discussion and Analysis of the Financial
    Conditions and Results of Operations......................  15



Part II Other
    Information...............................................  20

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)
                                         February 28,     AUGUST 31,
                                             1999            1998
ASSETS

CURRENT ASSETS:
Cash.................................... $      239            918
Accounts receivable-other...............
Prepaid:
   Leases...............................

Other...................................
Total Current Assets....................         239           918


Property, Plant and Equipment Net.......      32,550        58,450


OTHER ASSETS
Investments in and Advances to
     Armant Partnership Net..............     32,354        45,354
Patents and Patent Rights (net of
     accumulated amortization:...........        110           320
Total Other Assets.......................     65,014       107,124



TOTAL....................................  $  65,253     $ 108,042


See notes to financial statement

                                          February 28      August 31,
                                               1999          1998
LIABILITIES

CURRENT LIABILITIES:
Notes payable-related parties............   $ 23,100    $   23,100
Notes payable-bank.......................          -             -
Notes payable-other .....................    300,000       300,000
Accounts payable:
     Trade...............................    520,350       498,300
     Officers and employees..............    410,291       357,491
Accrued salaries ........................  2,447,995     2,246,955
Accrued expenses ........................    284,400       243,000
Accrued interest payable.................  2,337,990     1,855,552
Total current liabilities................  6,324,126     5,524,398

DEFERRED CREDIT .........................     50,000        50,000

Series "A-1" Convertible Promissory Note1
  Related Parties
     Principal...........................  7,398,265     7,398,265
     Accrued interest payable............  6,402,733     5,958,838
 Non-Related Parties
     Principal...........................  5,978,421     5,978,421
     Accrued interest payable............  5,617,478     5,258,773
     Total Series "A-1" Notes............ 25,396,897     24,594297

CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
     and offering costs of $1563.........     20,437       20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value.............  38,258,096*  38,258,096*
Common stock subscribed.................      20,000       20,000
Paid in capital.........................     164,774      164,774
Deficit accumulated during the
     development stage.................. (70,098,635) (68,473,960)
Total stockholders' equity.............. (31,655,765) (30,031,090)


TOTAL................................... $    65,258   $  108,042


*See section 11, "notes to Financial Statements" of the August 31,
1999 10-K.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)

                            Three Months Ended         Six Months Ended     From Inception
                           February     February     February    February    to February
                              28,          28,          28,         28,           28,
                             1999         1998         1999        1998          1999

COSTS AND EXPENSES:

  Research and
Development..............   $ 7,410      $ 2,935    $ 10,830    $   15,776      7,740,370

  Promotional, general
and administrative......    138,900      110,450      337,619      234,091     16,237,857

  Interest..............    668,219      888,201    1,184,145    1,366,342     15,946,063
      Total.............    814,529    1,001,586    1,532,594    1,616,209     39,924,290


OTHER (INCOME) EXPENSE:


Loss in Investment and
   Advances to ArmantA..      8,100      493,120       22,400      920,855     17,441,613


  Equity in loss
    of Armant...........     12,400      619,570       27,362    1,239,140     12,680,539

 NET LOSS...............  $ 835,029  $ 2,114,276  $ 1,582,406  $ 3,776,204   $ 70,046,442


Loss Per Common Share...      $. 02         $.05        $. 04         $.10


ADue to the prolonged delay in attaining the necessary funding, the company was forced to write down $17,441,613 of its investment and advances in Armant.

See notes to financial statements.


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOW
                                   Six Months Ended           From Inception
                                      February 28,            To February 28,
                                  1999           1998              1999

OPERATING ACTIVITIES
NET LOSS...................  $(1,582,406)    $(3,776,204)      ($70,046,442)

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:

 Depreciation and
   amortization............       25,900         13,307           1,200,271
 Amortization and write
   off of patents..........          210         35,209             440,768
 Amortization of prepaid
   leases..................            -              -             302,424
 Amortization of financing
   Cost....................                                          95,000
 Loss on divestiture of
   Subsidiaries............                                         912,586
 Loss from joint venture...       27,632      1,239,140          10,399,066
 Other.....................                                         111,616
 Proceeds from royalty
   Prepayments.............                                         172,760
 Prepayment of Leases......                                         (16,104)
 Disposition of property,
   Plant, and equipment....                                          27,745

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable............
  Decrease (Increase) in
    Prepaid expenses......                                          (27,371)
  Increase in accounts payable
    and accrued expenses......   716,807        437,134          14,399,605
  Increase (decrease) in notes
    notes payable..............  802,600      1,159,797          21,512,674
                                  (9,527)      (880,830)      ($ 20,515,402)



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
                                     Six Months Ended         From Inception
                                       February 28,           To February 28,
                                     1999         1998              1999
INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment..............                (13,307)        ($ 1,159,046)
  Acquisition of patents.......                                    (443,475)
  Investment of Certificates
    of Deposit.................                                  (3,995,000)
  Cash investment in and
    Advances to TACMA..........                                  (1,076,595)
  Cash investments in and
    advances to Armant.........    (13,000)    (30,350)         (20,768,327)
  Write off of Investments and
     Cash advance to Armant....     22,400                       17,095,172
  Redemption of Certificates
    of Deposit.................                                   3,995,000
  Proceeds from sale of net
    Profit interest............                                 $    50,000
                                     9,400     887,198         ($ 6,302,271)
FINANCING ACTIVITIES:
  Stock issued or subscribed
    For cash...................                                  18,481,076
  Preferred stock issued
    For cash...................                                     266,400
  Proceeds from long term
    Obligations................                                   1,430,349
  Proceeds from warrants
    Issued for cash............                                   6,236,507
  Common stock issuance
    cost.......................                                    (166,550)
  Issuance of convertible
    Debentures.................                                   1,913,963
  Cash received upon
    Conversion of debentures
    To common stock............                                     112,999
  Payment of long term
    Obligations................                                  (1,457,071)
                                        -           -            26,817,673

INCREASE (DECREASE) IN CASH          (127)     (3,632)                  239
CASH BEGINNING OF PERIOD              366       3,750
CASH END OF PERIOD                    239         118                   239
See notes to financial statements

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of February 28, 1999, and the results of its operations and changes in financial position for the three months then ended.

    The   accounting  policies  followed  by  the  Company  are  set forth in Note 1 to the Company's financial statements in Form 10-K, dated August 31, 1998.

2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through February 28, 1999, and August 31, 1998, of $70,098,635 and $68,473,960, respectively.
Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA and Armant are both inactive. The Company has determined that the operating plant of each investee will require further modifications before commercial production can be achieved.

    The Company plans to fund its operations through short-term borrowing secured by the personal assets of the Company's Chairman of the Board. The capital and operating needs of Armant will be raised through the formation of a joint venture partner with Armant. The recoverability of the Company's investments in and advances to Armant and the recoverability of the capitalized cost of Armant is dependent on the investee achieving sufficiently profitable commercial operations, as well as the Company's ability to raise the funds to provide the necessary capital and to support these operations.

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


After an extensive revaluation of the Armant Partnership, Management determined that the cost capitalized and deferred must be written down in accordance with Generally Accepted Accounting Practices. Although the Company believes the Armant Plant will ultimately achieve production, the prolonged delays in attaining the needed capital to restart the Armant Plant has forced the Company to write down $17,441,613 in capitalized costs.

Costs capitalized and deferred by Armant consisted of the following:


                                     February 28,     August 31,
                                         1999            1998
Direct carbo-chlorination plant costs:

  Process equipment...............  $ 2,120,000     $ 2,950,000
  Other equipment.................           -               -
  Leasehold improvements..........       58,000          72,000
                                      2,178,000       3,022,000

Self-construction and start-up costs:
  Salaries:
     Engineering .................       21,000          40,000
     Plant construction and
     operations...................      560,000         702,000
     Indirect labor and overhead..       29,000          35,000
                                        610,000         777,000

    Presented below is summarized financial information of Armant.


                                      February 28,   August 31,
                                          1999         1998
Assets:
     Plant and equipment..........  $ 2,788,000     $ 3,799,000
     Other........................       90,000         100,000

        Total.....................  $ 2,878,000     $ 3,899,000

Liabilities and Equity:
   Notes payable - Toth Aluminum
     Corporation..................  $ 3,785,000     $ 4,740,000
     Notes payable - Bank.........           -               -
     Payables - Toth Aluminum Corp.  17,002,000      16,970,000
          Other payables...........     740,000         710,000

     Equity - Toth Aluminum
          Corporation.............. (18,636,000)    (18,508,000)
          - Other..................     (13,000)        (13,000)
                                    (18,649,000)    (18,521,000)

    Total.......................... $ 2,878,000     $ 3,899,000


                                           Six Months Ended
                                     February 28,    February 28,
                                         1999            1998

Statement of Plant Expenses
     Direct plant costs............      16,000           3,000
     Interest expense..............     153,000          96,000
     General and
           administrative costs....      34,000          11,000
Net loss                              $ 203,000       $ 110,000


                                      February 28,     August 31,
                                          1999            1998
Payable to and Equity of
 Toth Aluminum Corporation:
  Notes payable...................   $ 19,902,000   $ 19,842,000
  Payables........................      4,800,000      5,240,000
  Beginning equity of the Company.     (5,560,000)    (5,560,000)
       Less:  Loss from Armant....    (11,030,000)   (11,650,000)
    Affiliates interest:
     Capitalized by Armant, but
     not accrued by the Company...     (5,620,000)    (5,620,000)
    Expensed by Armant, but not
     accrued by the Company.......     (2,460,000)    (2,310,000)
   Investment in and advances to
         Armant...................       $ 32,000      $  58,000



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

4.  Notes payable consisted of the following:
                                  February 28,   August  31,
                                      1999          1998
Notes payable to bank,
     collateralized (A):
     At 12% ..................     $       -      $       -

Demand notes payable to related
    parties, unsecured:
    At 12% ...................        23,100         23,100

Notes payable to other parties,
     secured (A):
    At 12% ....................      300,000        300,000
                                     323,100        323,100
Series AA-1" Convertible
  Promissory Notes
     Payable to related parties..  7,398,265      7,398,265
     Payable to others...........  5,978,421      5,978,421
                                  13,376,686     13,376,686

Total............................$ 13,699,786    13,699,786

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

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources

    During the six months ended February 28, 1999, total assets decreased to $65,258 from $108,000 at August 31, 1998, and current assets decreased from $918 to $239. The primary assets of the Company is its Investment in and Advances to the Armant Partnership of $32,550. The recoverability of this sum is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 3 of Notes to Financial Statements). Total liabilities, including the Series "A-1" Convertible Promissory Note, increased from $30,189,132 to $31,791,460 during the same period.

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

Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through February 28, 1999, of approximately $63,270,211. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented processes, Armant has not achieved continuous commercial production, and the commercial viability of the processes has not been demonstrated. TACMA has not commenced commercial production and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant, is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.

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

     The second goal will be generation of refined designs for full scale commercial smelting cells. This will be accomplished by constructing and operating a complete ACS smelting facility which will consume a portion of the aluminum chloride produced in clay chlorination. The balance of production will be marketed as high purity anhydrous aluminum chloride to generate revenues to help defray plant operating costs. Smelting specialists foresee rapid development of a final design for commercial cells in Phase 1, and anticipate that this will consume nine to twelve months of development time.

     The project will start as soon as TAC has secured the financing for Phase 1. Initial tasks includes detailed engineering design of clay chlorination and smelting facilities, and the selection of a suitable plant site. Construction will begin with site preparation, approximately nine months after the project start. After an initial run up period, the Phase 1 plant is expected to reach full design capacity within 36 months after project start.

     After confirmation of the economic viability of the Clay-to-Aluminum Process, work will begin on the second phase of the project, namely the design, construction and operation of a commercial Clay-to-Aluminum plant. TAC proposes that a modular design concept be adopted for Phase 2, such that the eventual full scale commercial plant will consist of a set of duplicate plant modules, operating in parallel. TAC estimates that the first plant module will be completed in the seventh year of the project, with additional modules constructed in parallel in subsequent years.

Results of Operations

    The  Company  had  no  operating revenues  and  reported  net
losses.   The  Company  is considered to be a  development  stage
enterprise; start-up activities have commenced, but the Company has received no revenue therefrom.

    The net loss for the six months ended February 28, 1999, was $1,582,406 compared to $3,776,204 for the corresponding period in 1998. During the six month period ending February 28, 1998, the company wrote down a significant amount of its investment in the Armant Partnership which affected its net loss.

    The initial phase of construction of the Armant Plant was completed in December, 1983. Since that time, numerous test runs have been performed in an effort to achieve continuous commercial production of market grade metal chlorides. Subsequent to the Company's 1986 fiscal year end, Armant determined additional funding would be required to sustain successful operations. Therefore, because of unexpected construction delays and the continued lack of commercial production, Armant elected to discontinue capitalizing plant start-up costs as of August 31, 1986. The net loss recognized by Armant during the three months ended November 30, 1987, resulted primarily from expensing start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the six months ended February 28,1999, was $27,362, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.


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




TOTH ALUMINUM CORPORATION
(Registrant)








BY:    Charles E. Toth                     Date: April 28, 1999
    Charles E. Toth
    Treasurer






BY:  Charles Toth                          Date: April 28, 1999
    Charles Toth
    Chairman of the Board of Directors
           Chief Executive Officer