Form 10-Q
period 1999-05-31
TOTH ALUMINUM CORP
filed 1999-07-19
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended: May 31, 1999
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

Common stock, without par value                   35,466,193
        Class                             Outstanding at May 31, 1999




                    TOTH ALUMINUM CORPORATION


                       INDEX TO FORM 10-Q

               For The Quarter Ended May 31, 1999



                                                           Page

Part I  Financial Information

        Balance Sheets - May 31, 1999
        and August 31, 1998..............................

        Statements of Operations - Nine Months
        Ended May 31, 1999 and May 31,1998...............

        Statements of Cash Flows - Nine Months
        Ended May 31, 1999 and May 31, 1998..............

        Notes to Financial
           statements....................................

        Management's Discussion and Analysis
        of the Financial Conditions and Results
        Of Operations....................................

Part II   Other Information..............................









TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)

                                            MAY 31,     AUGUST 31,
                                              1999         1998
ASSETS

CURRENT ASSETS:
Cash ...............................             378         918
Accounts receivable-other...........             -           -
Total current assets................             378         918


OTHER ASSETS:

Property, Plant and
Equipment - Net.....................          25,900      58,450

Investments in and Advances
      to Armant Partnership.........          25,854      45,354
Patents and Patent Rights (Net of
      accumulated amortization......             110         320

Total Other Assets..................          51,864     107,124


TOTAL ASSETS........................       $  52,242  $  108,042





                                              MAY 31,   AUGUST 31,
                                               1999        1998
LIABILITIES

CURRENT LIABILITIES:
Notes payable-related parties.......       $  23,100    $  23,100
Notes payable-bank..................              -            -
Notes payable-other.................         300,000      300,000
Accounts payable:
     Trade .........................         547,700      498,300
     Officers and employees.........         435,600      357,491
Accrued salaries....................       2,541,495    2,246,955
Accrued expenses....................         310,400      243,000
Accrued interest payable............       2,599,209    1,855,552
Total current liabilities...........       6,757,504    5,524,398

DEFERRED CREDIT.....................             -            -


Series AA-1" Convertible Promissory Note(1)
Related Parties
     Principal......................       7,398,265     7,398,265
     Accrued Interest Payable.......       6,624,681     5,958,838
Non-Related Parties
     Principal......................       5,978,421     5,978,421
     Accrued Interest Payable.......       5,796,830     5,258,773
Total Series "A-1" Notes............      25,798,197    24,594,297


CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
     and offering costs of $1,563)..          20,437        20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value.........      38,258,096    38,258,096
Common stock subscribed.............          20,000        20,000
Paid in capital.....................         164,774       164,774
Deficit accumulated during the
     development stage..............     (70,966,766)  (68,473,960)
Total stockholders' equity..........     (32,523,896)  (30,031,090)


TOTAL LIABILITIES...................      $   52,242   $   108,042

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                        From
                           Three Months Ended     Nine Months Ended   Inception
                             May        May        May         May     To May
                             31,        31,         31,        31,       31,
                            1999       1998        1999       1998      1999

COSTS AND EXPENSES:
Research and
     Development........ $  4,440   $  3,750    $ 11,850  $   9,600  $ 7,744,810

Promotional, general and
     administrative.....  180,965     77,600     518,584    251,420   164782,822

Interest................  662,519    991,362   1,947,557  2,341,180   16,608,582
   Total................  839,118  1,072,712   2,477,991  2,602,200   40,823,408


OTHER (INCOME) EXPENSE:
Loss in Investment and
     advances to
     Armant............     4,600     12,832      27,000     38,850   17,446,213

Equity in loss of
     Armant............     7,800     27,841      35,162     92,821   12,688,339

NET LOSS............... $ 851,518 $1,113,385  $2,540,153 $2,733,871  $70,966,766

Loss Per Common Share..     $.02       $.03        $.07       $.08


See notes to financial statements.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

                                        Nine Months Ended      From Inception
                                       May 31,      May 31,      To May 31,
                                        1999           1998          1999

OPERATING ACTIVITIES

NET LOSS..........................  ($2,540,153)   ($2,733,871)  ($70,966,766)

ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

Depreciation and
     amortization.................       19,500        23,540       1,186,025
Amortization and write
     off of patents...............          210           590         440,768
Amortization of prepaid leases....                                    302,424
Amortization of Financing.........                                     95,000
Loss on divestiture
     of Subsidiaries..............                                    912,586
Losses from joint venture.........       35,432        92,821      11,176,055
Other.............................                                    111,616
Proceeds from royalty
     Prepayments..................                                    172,760
Prepayment of Leases..............                                    (16,104)
Disposition of Property,
     Plant, and Equipment.........                                     27,745


CHANGES IN OPERATING ASSETS
 AND LIABILITIES:
Increase in accounts
     receivable...................                                          0
Decrease (Increase) in
     prepaid expenses.............           -             -          (27,371)
Increase in accounts payable and
     accrued expenses.............    1,233,106        538,380     14,591,912
Increase in notes payable.........    1,241,965      2,055,752     21,468,826
                                         (9,940)       (22,788)  ($20,524,524)



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS - (Continued)


                                          Nine Months Ended      From Inception
                                         May 31,        May 31,      May 31,
                                          1999           1998         1999

INVESTING ACTIVITIES:
Purchase of property,
     plant and equipment...........                    (13,307)   ($1,159,046)
Acquisition of patents.............          -              -        (443,375)
Investment of Certificate
     of Deposit....................                                (3,995,000)
Cash investment in and
     Advances to TACMA.............                                (1,076,595)
Cash investments in and
     Advances to Armant............     (17,600)        (3,700)   (20,785,927)
Write off of Investment and Cash
     advances to Armant............      27,000         38,850     17,122,172
Redemption of Certificates
     of Deposit....................                                 3,995,000
Proceeds from sale of net
     Profit interest...............                              $     50,000
                                          9,400         22,966     (6,292,771)

FINANCING ACTIVITIES:
Stock issued or subscribed
     for cash......................                                18,481,076
Preferred stock issued for cash....                                   266,400
Proceeds from long term
     Obligations...................                                 1,430,349
Proceeds from warrants
     Issued for cash...............                                 6,236,507
Common stock issuance cost.........                                  (166,550)
Issuance of convertible
     Debentures....................                                 1,913,963
Cash received upon Conversion
     of debentures to
     Common Stock..................                                   112,999
Payment of Long term
     Obligations...................                                (1,457,071)
                                            -              -       26,817,673

INCREASE (DECREASE) IN CASH........       (540)          (473)            378
CASH BEGINNING OF PERIOD...........        918            651
CASH END OF PERIOD.................   $    378       $    178             378


See notes to financial statements


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of May 31, 1999, and the results of its operations and changes in financial position for the three months then ended.

    The   accounting  policies  followed  by  the  Company  are  set forth in Note 1 to the Company's financial statements in Form 10-K, dated August 31, 1998.

2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through May 31, 1999, and August 31, 1998, of $70,966,766 and $68,473,960, respectively.
Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA has been inactive and Armant has not achieved continuous commercial production. The Company has determined that the operating plant of each investee will require further modifications before commercial production can be achieved.


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

    After an extensive revaluation of the Armant Partnership, Management determined that the cost capitalized and deferred must be written down in accordance with Generally Accepted Accounting
Practices.   Costs capitalized and deferred by Armant consisted of
the following:


                                              May 31,      August 31,
                                               1999            1998
Direct carbo-chlorination plant costs:
    Process equipment..................  $  1,900,000     $ 2,950,000
    Leasehold improvements.............        52,000          72,000
                                            1,952,000       3,022,000
Self-construction and start-up costs:
  Salaries:
    Engineering........................        21,000          40,000
     Plant construction and
        operations.....................       510,000         702,000
     Indirect labor and overhead.......        24,000          35,000
                                              555,000         777,000

                                         $  2,507,000     $ 6,528,000



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

                                              May 31,      August 31,
                                               1999           1998
Assets:
     Plant and equipment..............    $ 2,473,000    $  3,799,000
     Other............................         80,000         100,000

     Total............................    $ 2,553,000    $  3,899,000

Liabilities and Equity:
   Notes payable - Toth Aluminum
       Corporation....................    $ 3,640,000    $  7,087,000
     Payables - Toth Aluminum Corp....     17,240,000      16,970,000
          Other payables..............        780,000         710,000

     Equity - Toth Aluminum
          Corporation.................    (18,312,000)    (18,508,000)
           - Other....................        (13,000)        (13,000)
                                          (18,327,000)    (18,521,000)

       Total..........................    $ 2,553,000    $  3,899,000


                                                 Nine Months Ended
                                               May 31,        May 31,
                                                1999           1998
Statement of Plant Expenses
     Write down of
           Capitalized costs..........                          8,000
     Direct plant costs...............         26,000          18,000
     Interest expense.................        229,000         155,000
     General and
           administrative costs.......         57,000          66,000
 Net loss                                 $   312,000      $  247,000



                                             May 31,       August 31,
                                              1999            1998
Payable to and Equity of Toth Aluminum
     Corporation:
   Notes  payable......................  $ 19,970,000    $ 19,842,000
    Payables...........................     4,750,000       5,240,000
  Beginning equity of the Company......    (5,560,000)     (5,560,000)
       Less:  Loss from Armant.........   (11,053,000)    (11,650,000)
       Affiliates interest:
        Capitalized by Armant, but
         not accrued by the Company....    (5,620,000)     (5,620,000)
        Expensed by Armant, but not
           accrued by the Company......    (2,513,000)     (2,310,000)
   Investment in and advances to
        Armant.........................   $    26,000     $    58,000


4.    Notes  payable  consisted  of  the  following:

                                              May 31,      August 31,
                                               1999            1998
Notes payable to bank, collateralized
      (A): At 12%......................    $      -        $      -
Demand notes payable to related
      parties, unsecured At 12%........        23,100          23,100
Notes payable to other parties,
     secured (A) At 12%................       300,000         300,000
Series AA-1" Convertible
  Promissory Notes
     Payable to related parties........     7,398,265       7,398,265
     Payable to others.................     5,978,421       5,978,421
                                           13,376,686      13,376,686

Total..................................  $ 13,699,786      13,699,786

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

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources

    During the nine months ended May 31, 1999, total assets decreased to $52,242 from $108,042 at August 31, 1998, and current assets decreased from $918 to $378. The decrease in total assets is the results of the Company's decision to write down an additional $52,050 in capitalized cost carried by Armant Limited Partnership. This write down reduced the Company's Investments in and Advances to Armant from $45,354 as of August 31, 1998 to 25,854 on May 31, 1999. The
recoverability of the Company's investment in and advances to Armant of $25,854 is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 3 of Notes to Financial Statements). Total liabilities, including the Series "A-1" Convertible Promissory Note, increased from $30,139,132 to $32,576,138 during the same period.

Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through May 31, 1999, of approximately $70,966,766. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented processes, Armant has not achieved continuous commercial production, and the commercial viability of the processes has not been demonstrated. TACMA has not commenced commercial production and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant, is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible. Further, the planned expansion of the Armant Plant should enable it to achieve continuous production of alumina as well as metal chlorides. Management believes that continuous production capabilities should enable it to attain successful operations. This will not occur at the TACMA facility unless and until the Company directs its efforts and resources toward TACMA. No such activities are currently planned at TACMA.

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


Disclosure of Year 2000 Issues

       The Company is engaged in the commercialization of its patented carbo-chlorination processes for the production of aluminum, alumina and aluminum trichloride, silicon tetrachloride, titanium tetrachloride. At present the company has no ongoing manufacturing operation, therefore no revenues are derived from its operation. Recent market surveys indicate a continued growth and demand for these products beyond the year 2000.

       Management has conducted an extensive assessment of the Year 2000 issues, and has concluded there will be no material effects on the company's business, there will be no material effects on the results of operations, and there will be no material effects on its financial condition.

       The Company is in a 100% state of readiness for the year 2000. The Company has conducted extensive testing of its computer and other date related systems, and has determined that nearly all are year 2000 complainant. Those systems which are not year 2000 complainant, have been discarded. Furthermore, the Company has conducted an informal surveyed on its utility companies, telephone company, and its banking institutions to verify they are year 2000 complainant as well.

       The Company anticipates little to no ill effects from the Year 2000. The demand for its products continue to grow, thereby making the prospects of a future joint venture very pausable. The worst case scenario, would be a total collapse of the US Capital Markets where by funding for the Company's future commercialization of its process could not be achieved.

       The Company has prepared a contingency plan in the event of a disruption in its ability to continue funding of its ongoing operation. The Company has secured a personal commitment for its operating capital needs. However, in the event of a major disruption of the Financial Markets, the Company's continued existing would be in doubt.


Results of Operations

    The  Company  had  no  operating  revenues and  reported  net
losses.   The  Company  is  considered  to be a development stage
enterprise; start-up activities have commenced, but the Company has received no revenue therefrom.

    The net loss for the nine months ended May 31, 1999, was $2,540,153 compared to $2,733,871 for the corresponding period in 1998. During the nine month period ending May 31, 1999, the company continues to write down a significant amount of its investment in the Armant Partnership which affected its net loss.

    The initial phase of construction of the Armant Plant was completed in December, 1983. Since that time, numerous test runs have been performed in an effort to achieve continuous commercial
production  of  market grade metal chlorides.   Subsequent to the
Company's 1986 fiscal year end, Armant determined additional funding would be required to sustain successful operations. Therefore, because of unexpected construction delays and the continued lack of commercial production, Armant elected to discontinue capitalizing plant start-up costs as of August 31,
1986.   The net loss recognized by Armant during the three months
ended November 30, 1987, resulted primarily from expensing start-
up costs.   The  net  loss  recognized  by Armant during the year
ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests
in the total  partnership  equity.   To the extent that this loss
exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of
advances to Armant.   The  Company's equity in the loss of Armant
for  the  nine  months  ended  May 31,1999,  was $27,841,   which
was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.


PART II.  Other Information


Item 1.  Legal Proceedings

    See  Item  10 of the Company's Form 10-K for the  year  ended
August 31, 1998, concerning legal proceedings.


Item 6.  Exhibits and reports on Form 8.

    On May 17, 1999, the Company filed a Form 8-k notifing the SEC of its Year 2000 readiness. The text of which is included in this filing under the Management's Discussion and Analysis of Financial Condition and Results of Operation.
                           SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




TOTH ALUMINUM CORPORATION
(Registrant)








BY: Charles E. Toth                     Date: July 15, 1999
    Charles E. Toth
    Treasurer






BY: Charles Toth                        Date: July 15, 1999
    Charles Toth
    Chairman of the Board of Directors
    Chief Executive Officer