Form 10-K
period 1999-08-31
TOTH ALUMINUM CORP
filed 1999-12-09
CIK 98788

==============================================================================
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549
                           FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended:  August 31, 1999
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

State the aggregate market value of the voting stock held by non-affiliated of the registrant as of September 30, 1999; $531,500.
The aggregate market value was computed using the average between the closing bid and ask prices as reported by NASDAQ and does not take into account the fact that many of the outstanding shares of common stock are restricted and may not be freely traded.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common stock, without par value                  35,466,193
        Class                           Outstanding at Sept. 30, 1999
==============================================================================

  PART I.
  Item 1.  Description of Business.

         (a)  General development of business.  Since inception in
        1966, the Company has been engaged in the research and development of a commercial process(es) for the production of aluminum metal, alumina and aluminum trichloride (commonly referred to as aluminum chloride), silicon tetrachloride, titanium tetrachloride and other commercial grade byproducts by means of patented chemical and
        engineering processes.   The principal raw materials used in the
        Company's proprietary processes are aluminum bearing materials, such as kaolin and flint clays, of which there are extensive deposits in North America and throughout the world. A variety of such clays has been tested by the Company, demonstrating the feasibility of producing commercial grades of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum from these clays. It is the Company's belief that its proprietary clay carbo-chlorination process (the "TAC Process") will be more economical, and consume less energy in the production of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum than conventional methods.

        The Company promotes it's technology through the formation of joint ventures. To date, the Company has constructed two pilot plant facilities. From inception through August 31, 1999, the Company has derived no continuing revenues from the operations.

        The Company, which has devoted itself primarily to the research and development of the TAC Process, has incurred a net loss of approximately $71,713,335 from inception through August 31, 1999.
        The Company has obtained its working capital almost exclusively from the private placement of its securities, a public stock offering, a public offering of its convertible debentures and related party and non-related party debt. The Company's continued existence is dependent upon its ability to (1) generate sufficient cash flow to meet its continuing obligations on a timely basis,
        (2) obtain additional financing as may be required and (3) ultimately to attain successful operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        The Company was incorporated under the laws of the State of Louisiana on August 25, 1966, under the name Applied Aluminum Research Corporation and was changed to the Company's present name on August 20, 1973. The principal office of the Company is located at 2141 Toth Street, Highway 18, River Road, P. O. Box 250, Vacherie, LA 70090, and its telephone number is (225) 265-8181, fax number is (225) 265-7795. The Company's Standard Industrial Classification Code Number is 8890.


  - Narrative description of business.

        (1)  Description of business done and intended to be done.

        The Company had been engaged in the research and development of processes and methods relating to clay carbo-chlorination technology for the production of aluminum metal and aluminum intermediates and other valuable separable metal and chemical products. The Company is currently focusing on commercializing a combination of its clay chlorination technology with aluminum chloride smelting ("ACS") processing to manufacture aluminum metal from clay. The principal raw materials used in the TAC Process are aluminum bearing materials, such as kaolin and flint clays, of which there are extensive deposits in North America and throughout the world.
        In the U.S., extensive deposits of kaolin and flint clay occur in Georgia, South Carolina, Ohio, Pennsylvania and Colorado and in western Canada. Extensive deposits occur on all continents in the world, as for an example in England, France, Germany, Russia and India. A variety of such clays have been tested by the Company, demonstrating to the Company the feasibility of producing a commercial grade of metal chlorides from these clays. It is the Company's belief that utilization of the TAC Process will be more economical, and consume less energy in the production of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum than conventional methods currently used.

        From its formation in 1966 until 1974, the Company directed its research and development activities toward the development of alternative methods of producing aluminum directly from raw materials, other than bauxite. Much of this work was done at the University of Veszprem, and other institutions in Budapest, Hungary during the period 1970 to 1987.

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

        In March 1998, the Company negotiated with and entered into an Engagement Agreement with a Denver, CO based financial brokerage firm, Mercantile Resource Finance, Inc. (MRFI) for the sole purpose of accelerating the efforts to fully commercialize the TAC Process. The initial agreement has matured and was renewed, with a new expiration date of December 31, 1998. Through the end of the fiscal year, some interest had been shown by prospective investors, but nothing significant and as of this writing, nothing material or consequential has materialized.


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

        Alumina is utilized as feed stock in the conventional Hall process to produce aluminum. Alternatively, in the past the Alcoa smelting process utilized aluminum chloride itself as feed stock for producing aluminum, thus making the oxidation of aluminum chloride unnecessary in aluminum production. It is management's belief that the TAC Process will ultimately produce aluminum and other metal intermediates at less cost, and at lower energy consumption, than conventional production methods currently used.

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

  The Armant Plant

        Under the terms of the Partnership agreement, the Company has a 2% ownership interest and under a separate non-exclusive license agreement, a right to royalty payments based on positive cash flow of the Partnership. The license agreement provides for royalty payments to the Company equal to 28.6% of net positive cash flow until each limited partnership interest has received its respective investment. Thereafter, royalty payments to the Company increase to 49% of net positive cash flow. The Company applies the equity method in accounting for its investment in the Armant Partnership.

  Competition

        Competing producers of aluminum metal, alumina, aluminum trichloride, silicon tetrachloride and titanium tetrachloride include larger, more established firms, some of which are divisions of international corporations. These firms have established markets, and proven technologies. In addition, neither of the plants utilizing the TAC Process has yet to achieve sustained commercial production. There can be no assurance that the plants will ultimately achieve such production, or if such production is achieved, it will be at competitive costs.

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

        Once the Company has attained a source of steady funding, it intends to vigorously pursue patenting of new process improvements and designs which would be aimed at preventing others from potentially competing against the Company. In addition to patent protection, the technical know how and experience the Company has attained shall remain private and part of its Intellectual property, which serves as a hindrance to others who would attempt to utilize this Clay-to-Aluminum technology.

    Research and Development Activities

        From inception, the Company's primary business has been research and development of the TAC Process. For the three years ended August 31, 1999, the Company has spent and depreciated an aggregate of $55,800 in continuing research and development in the United States, Canada and overseas. These expenditures are shown by year in the following table:

                                    Fiscal Years Ended August 31,
                                    1999          1998        1997
        Research and development  $13,700       $ 12,400     $29,700

  Employees

        At September 30, 1999, the Company had 4 full time employees.

  Item 2.  Properties.

          The Company believes that its current offices are sufficient to house its existing operations. See "BUSINESS-The Armant Plant; TACMA" for a description of the properties utilized by the Armant Partnership and by TACMA, respectively.

  Item 3.  Legal Proceedings.

              See Item 8 - "Involvement in Legal Proceedings."

PART II

     Item 4.  Market for Common Stock and Related Security Holder Matters.

            The Company's common stock is traded on the NASDAQ Bulletin Board Market. The table below sets forth the closing high and low bid prices for the common stock. The prices shown represent prices between dealers and do not include retail mark-up, mark-down, or commission. They may not represent actual transactions.


                                   Bid Price
                                  Low       High
                                 -----     ------
        1999:
        First Quarter,           1/32       3/32
        Second Quarter,          1/32       3/32
        Third Quarter,           1/32       1/8
        Fourth Quarter,          1/32       1/8

        1998:
        First Quarter,           1/32       3/32
        Second Quarter,          1/32       3/32
        Third Quarter,           1/32       1/8
        Fourth Quarter,          1/32       3/32

            As of September 30, 1999, there were approximately 12,000 shareholders of record of the Company's common stock. It is estimated that an equal number of stockholders's shares are held in "nominee" or "street" name.


  Item 5.  Selected Financial Data.

            The following selected financial data has been derived from the Company's unaudited financial statements. This selected financial data should be read in conjunction with the financial statements of the Company and notes related thereto appearing elsewhere herein. The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
            The Company has incurred a net loss from its inception in 1966 through August 31, 1999 of approximately $71,713,335. Although the Company's investee (Armant) has constructed a facility that will employ the Company's patented processes, Armant has not achieved sustained commercial production, and the commercial viability of the processes has not been demonstrated. The recover ability of the Company's investment in and receivables from Armant is dependent on the applicable investee achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recover ability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements of the Company and Notes thereto.

                                   Selected Financial Data
                                    Years Ended August 31,
                      1999          1998         1997        1996          1995
                     ------        ------       ------      ------        ------
Total Assets.....  $  38,158      $108,042     $195,040   $1,045,282    $4,507,997

Net loss.........$ 3,239,325    $3,496,071   $3,927,866   $6,864,124   $16,157,338

Loss per share of
 common stock....       $.09          $.09         $.11         $.19          $.46

Long-term debt:
 Convertible
 Debenture.......    $20,437      $ 20,437      $20,437      $20,437       $20,437

Long term debt:
 Series "A-1"
 debt........... $19,866,905   $19,866,905  $19,866,905  $19,866,905   $17,292,937

Total
 stockholders
 equity.........($33,270,465) ($30,031,090)($26,535,019)($22,607,153) ($15,743,029)

        The significant decrease in the Total Stockholders Equity in 1996 is directly attributed to the Company's forced write down of its investment in Armant, thereby increasing its loss, while it sought funding for either its Armant and its Canadian
        Operations.



Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Liquidity and Capital Resources

     During the fiscal year ended August 31, 1999, total assets decreased to $35,158 from $108,042 at August 31, 1998 and $195,040 at August 31, 1997.
     The recoverability of the Company's investment in and advances to Armant of $15,254 is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 2 of Notes to Financial Statements). Total liabilities, including the new Series "A-1" Convertible Promissory Note increased from $26,709,622 at August 31, 1997 to $30,139,132 at August 31, 1998 to $33,288,186 at August 31, 1999. Cash
     on hand decreased from $918 at August 31, 1998 to $440 at August 31, 1999.

  Working Capital Meeting Operating Needs and Commitments

            Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through
            August 31, 1999, of approximately $71,713,335.   The
            Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

            The Company's intention, in the near-term, is to focus its efforts and resources on completing a project to commercialize the Clay-to-Aluminum Process, and is to be undertaken in multiple steps.

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

            The project will start as soon as TAC has secured the financing for Phase 1. Initial tasks includes detailed engineering design of clay chlorination and smelting facilities, and the selection of a suitable plant site. Construction will begin with site preparation, approximately nine months after the project start. After an initial start-up period, the Phase 1 plant is expected to reach full design capacity within 36 months after project start.

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

            In light of the Company's net operating loss carry-forwards of approximately $57,908,338 at August 31, 1999, management believes that none of the provisions of the Tax Reform Act of 1986 will, in any respect, have a material impact upon the Company's liquidity or earnings for the foreseeable future.

  Results of Operations

            The Company had no operating revenues and reported net losses. The Company had been considered a development stage enterprise; start-up activities have commenced, but the Company has received no continued revenue therefrom.

          1999 Compared to 1998

            The net loss for the fiscal year ended August 31, 1999 was $3,239,375 compared to $3,496,071 in 1998. The decrease was due to an decrease in Loss in Investment and advances to Armant. The Company has nearly written of its entire investment in the Armant Partnership. Cost and Expenses decreased to $3,147,457 in 1999 from $3,320,510 in 1998.
            During the same period, promotional, general and administrative expenses increased to $634,138. During the year ended August 31, 1999, the company recognized $2,499,619 in interest expense, compared to $2,838,598 in 1998. Also, during fiscal year ended August 31, 1999, the company
            recognized $43,206 in loss from Armant.   Armant has had no
            operation during this year, except for routine maintenance and upkeep, and the Company recognizes the related loss.

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



        1997 Compared to 1996

            The net loss for the fiscal year ended August 31, 1997 was $6,864,124 compared to $16,157,338 in 1996. The loss in 1996 occurred because the Company, due to prolonged delays in attaining funding, was forced to write off a major part of its investment in the Armant Partnership. Total expenses decreased from $2,490,204 in 1996 to $2,393,685 in 1997.
            During the same period, promotional, general and administrative expenses decreased to $375,421. During the year ended August 31, 1997, the company recognized $1,974,483 in interest expense compared to $2,000,363 in 1996. Also, during fiscal year ended August 31, 1997, the company recognized $4,470,439 loss from Armant. Again due to the prolong delays in attaining the necessary funding to restart the Armant Plant the company was force to write off a major part of its investment in the Armant Partnership. Armant has had no operation during this year, except for routine maintenance and upkeep, and the Company recognizes the related loss.

  Item 7.  Financial Statements and Supplementary Data.

            Please refer to the Company's unaudited Financial
            Statements attached.

PART III

     Item 8.  Directors and Officers of the Company.

          The directors and officers of the Company and their ages are as follows:

         Name                 Age     Position with the Company
         ------------------  ----   ---------------------------
         Charles Toth          67   Chairman of the Board of
                                    Directors and Chief
                                    Executive Officer

         Gervase M. Chaplin    62   Sr. Vice President
                                    Engineering and Technology

         Glenn A. Nesty        87   Director

         Calvin J. Laiche      68   Director

         Russell F. Haas       62   Director and Chief Financial Officer

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

            Russell F. Haas, Director and Chief Financial Officer, has served as bank president for two local banks, during his 36 year tenure in the industry. For the past 7 years, Mr. Haas has turned his attention to management consulting, performing work for local entrepreneurs. He brings to the board, a vast array of knowledge in the financial and management field.
            In July of 1999, Mr. Haas, filed personal bankruptcy, in an effort to settle outstanding liability issues.

  Involvement in Legal Proceedings

        Under little known prior law, insiders of a corporation could not buy and sell any company's stock within a six month period of time. Such a transaction, at that time, was considered a violation of Rule 16 (b) of the Securities Exchange Act of 1934. This provision has since been re-enacted and this type of transaction is now completely in compliance with the new Rule 16 (b).

        Between 1983 and 1989, this Corporation has been unable to raise sufficient capital from any outside source to keep it in operation. Consequently, its CEO, while holding substantial amounts of stock at the time, sold his private stock, under the "Dribble Out Rules", shares that were released from Escrow after almost 12 years, where he could only sell small amounts of stock at a time, and loaned proceeds to the Corporation and/or purchased equipment needed in the Corporation's operation. Several years later, a new minority stockholder purchased less than 50 shares of the Corporation's stock, and employed an attorney, who specialized in Rule 16 (b) violations, filed a suit in Federal Court, challenging this procedure. Our research indicated that the new and now current law was not made retroactive upon re-enactment, because this opposing attorney lobbied Congress and prevailed, keeping the old law in tact, for existing cases. Today, there are legal provision in Rule 16 (b) for transactions of this nature, making them in total compliance of the law.

        Even under the old Rule 16 (b) law, various exceptions existed, such as the sale of Stock that was acquired in good faith in connection with a debt previously contracted, as was urged in the legal proceeding by the Corporation's CEO. While the transaction was very legal, only the recordation of the transaction on the Corporate books was not specific enough to comply with this complicated, archaic Rule 16 (b), which has since been modified. Because the specific language was not employed between the CEO and the Corporation, an oversight on the part of the Corporate Secretary, this allowed the minority stockholder to argue against the exception that the Corporation had relied upon in support of these transactions, after having expended considerable legal fees and having filed many legal proceedings prior to the trial.

        A Settlement Agreement was reached, whereby the Corporation's CEO agreed to reimburse the Corporation the amount of $1,700,000, for which the Board of Directors approved indemnification of the Corporation's CEO, pursuant to the Article of Incorporation. For more details, see the appropriate section of the 10K, for the prior year.



Item 9.  Executive Compensation

 (a)   Cash Compensation.

       The following table sets forth, as of the fiscal year ended August 31, 1999, all remuneration paid by the Company during the last fiscal year to each officer whose aggregate cash compensation exceeded $60,000 to all officers of the Company, as a group.

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

  (b)  Compensation of Directors.

            The Company does not have a standard arrangement for compensation of directors. Except for services performed for the Company, other than normal attendance at board meetings, they will be compensated at a per diem rate equal to their normal business compensation.

  (c)  Termination of employment and change of control arrangement.

            There are no arrangements for termination of employment or change of control.

Item 10. Security Ownership of Certain Beneficial Owners and Management.

  (a)   Security ownership of certain beneficial owners.

            The following table sets forth certain information as of September 30, 1999, with respect to the beneficial ownership of the Company's common stock by all stockholders known by the Company to be the beneficial owners of more than 5% of its outstanding common stock, by directors who own common stock and by all officers and directors as a group:


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

            As of August 31, 1999, Charles Toth, the Company's founder and Chairman of the Board, had loaned the Company an aggregate of $2,763,200 cash plus accruing interest of $1,743,613. The total outstanding balance is accruing interest at twelve (12.0%) percent and is payable on December 31, 2001, payable in Common Stock of TAC and as provided in accordance with the separate document identified as Series "A-1" Stock Rights Certificate. Also, see section Part III item 9, subsection (b) "Other Compensation".

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




        Charles Toth                    December 9, 1999
        Charles Toth
        Chairman of the Board
        of Directors and Chief
        Executive Officer

        Charles Ernest Toth Jr.         December 9, 1999
        Charles Ernest Toth Jr.
        Treasurer


        Glenn Nesty                     December 9, 1999
        Glenn Nesty
        Director

        Calvin J. Laiche                December 9, 1999
        Calvin J. Laiche
        Director

        Russell F. Haas                 December 9, 1999
        Russell F. Haas
        Director and CFO

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

TOTH ALUMINUM CORPORATION
COMBINED BALANCE SHEETS, AUGUST 31, 1999 AND 1998       (Unaudited)
                                                 1999           1998
                                               ------         ------
ASSETS
  CURRENT ASSETS:
  Cash ....................................    $   440       $    918
  Accounts receivable:
     Officers and employees................
     Other.................................          0              0
  Prepaid:
     Leases ...............................
     Other.................................

  Total current assets.....................      $ 440         $  918

  INVESTMENTS IN AND ADVANCES TO:
     TACMA India Limited...................
     Armant Partnership....................   $ 15,254     $   58,460
  Total....................................   $ 15,254     $   58,460

  PROPERTY, PLANT AND
     EQUIPMENT - Net.......................   $ 22,654     $   48,354

  PREPAID LEASES ..........................

  PATENTS AND PATENT RIGHTS (net of
     accumulated amortization: ............      $ 110         $  320
                                             =========     ==========
  TOTAL...................................  $   38,158      $ 108,042

  See notes to financial statement

  TOTH ALUMINUM CORPORATION
  COMBINED BALANCE SHEETS, AUGUST 31, 1999 AND 1998       (Unaudited)
                                                 1999           1998
  LIABILITIES                                   ------         ------
  CURRENT LIABILITIES:

  Notes payable-related parties............  $   23,100      $  23,100
  Notes payable-bank.......................          -              -
  Notes payable-other .....................     300,000        300,000
  Accounts payable:
     Trade.................................     594,631        498,300
     Officers and employees................     458,467        357,491
  Accrued salaries ........................   2,644,995      2,246,955
  Accrued expenses ........................     337,585        243,000
  Accrued interest payable.................   2,729,972      1,855,552
  Total current liabilities................   7,088,690      5,524,398

  DEFERRED CREDIT .........................           0              0


  SERIES "A-1" Convertible
  Promissory Note (CPN)1
    CPN Related Parties
       Principal...........................   7,398,265      7,398,265
       Accrued interest payable............   6,846,628      5,958,838
    CPN Other Parties
       Principal...........................   5,978,421      5,978,421
       Accrued interest payable............   5,976,182      5,258,773
       Total Series "A-1" Notes............$ 26,199,496   $ 24,594,297

  CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
      and offering costs of)...............$     20,437   $    $20,437

  STOCKHOLDERS' EQUITY:
  Common stock - no par value;
     Authorized 36,000,000 shares;
     issued and outstanding:
     35,466,193 shares in 1998
     and 35,466,193 shares in 1997.........$ 38,258,096*  $ 38,258,096*
  Common stock subscribed..................      20,000         20,000
  Paid in capital..........................     164,774        164,774
  Deficit accumulated during
    the development stage.................. (71,713,335)   (68,473,960)
  Total stockholders' equity............... (33,270,465)   (30,031,090)
                                            ===========     ==========
  TOTAL....................................$     38,158   $    108,042

  *See section 11 of the "Notes to Financial Statements"


  TOTH ALUMINUM CORPORATION  STATEMENTS OF OPERATIONS AND DEFICIT
  FOR THE YEARS ENDED AUGUST 31, 1999, 1998, AND 1997 AND CUMULATIVE FOR THE
  PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 1999      (Unaudited)
                                                                       FROM
                                                                   INCEPTION TO
                      .......FOR THE YEARS ENDED AUGUST 31 ...       AUGUST 31,
                                1999         1998       1997           1999
                                ----         -----      ----           ----
  COSTS AND EXPENSES:
  Research and
    development......        $ 13,700     $ 12,400     $ 29,700      $7,743,240
  Promotional,
    general and
    administrative...         634,138      469,512      379,271      16,534,376
  Interest...........       2,499,619    2,838,598    1,323,852      17,241,537
                            ---------    ---------    ---------      ----------
  Total..............       3,147,457    3,320,510    1,732,823      41,519,153
                           ==========   ==========   ==========      ==========

  OTHER (INCOME) EXPENSE:

  Loss in Investment
    and advances to
    Armant...........(A)       43,206       51,800      784,175      17,462,369

  Equity in Loss
    in Armant........          48,712       123,761   1,410,868      12,731,813
                             --------    ----------  ----------     -----------
  NET LOSS...........       3,239,375     3,496,071   3,927,866      71,713,335
                            =========    ==========  ==========     ===========

  DEFICIT ACCUMULATED
  DURING THE
  DEVELOPMENT STAGE,
  BEGINNING OF
  PERIOD............      $68,473,960   $64,977,889 $61,050,023
                         ------------   ----------- -----------

  DEFICIT ACCUMULATED
  DURING THE
  DEVELOPMENT STAGE,
  END OF PERIOD.....      $71,713,335  $68,473,960  $64,977,889     $71,713,335
                          ===========  ===========  ===========     ===========
  LOSS PER
  COMMON SHARE                  $.09         $.09         $.11
                          ===========  ===========  ===========

  (A) Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $17,419,163 of its investment and advances in Armant.

  See notes to financial statements.


TOTH  ALUMINUM  CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF   STOCKHOLDER'S
EQUITY  FOR  THE  YEARS  ENDED   AUGUST 31, 1999,  1998, AND  1997  AND  CUMULATIVE  FOR  THE
PERIOD  FROM  INCEPTION  (AUGUST 1966)  TO AUGUST 31,1999
                                                            (Unaudited)

                                  ..............FOR THE YEARS ENDED AUGUST 31........................             FROM INCEPTION
                                  .......1999...................1998....................1997 ........           TO AUGUST 31, 1999
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
See notes to financial statements.


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS EQUITY (Continued)                                                                   (Unaudited)
                              .............FOR THE YEARS ENDED AUGUST 31.............................          FROM INCEPTION
                              .........1999.......................1998................1997...........        TO AUGUST 31, 1999
                               SHARE         AMOUNT        SHARE         AMOUNT     SHARE      AMOUNT       SHARES        AMOUNT
COMMON STOCK WARRANTS:
Balance, beginning
 of period................
                                                                                                              ---            ---
Warrants issued
  for cash................                                                                                  727,966        72,718
Warrants exercised........                                                                                  (26,594)       (3,577)
Warrants expired..........                                                                                 (701,372)      (69,141)
                               _____         _____         _____         _____      _____      _____       ________       _______
Balance, end of period....                   - 0 -                       - 0 -                 - 0 -                        - 0 -
                               =====         -----         =====         -----      =====      -----       ========       -------
PAID IN CAPITAL:
Balance, beginning
 of period.................                164,774                     164,774               164,774
In conjunction
  with financing...........                                                                                               95,000
In connection with
 acquisition of subsidiary.                                                                                              140,356
In connection with
 divestiture of subsidiary.                                                                                             (140,356)
Common stock warrants
 expired and exercised.....                                                                                               69,774
                                          ________                    ________              ________                    ________
Balance, end of period.....                164,774                     164,774               164,774                     164,774
                                          ________                    ________              ________                    ________
DEFICIT ACCUMULATED DURING
   THE DEVELOPMENT STAGE:
Balance, beginning
  of period................            (68,473,960)                (64,977,887)          (61,050,023)
New Loss...................             (3,239,375)                 (3,496,071)           (3,927,866)                (71,713,335)
                                       ------------                ------------          ------------                ------------
Balance, end of period.....            (71,713,335)                (68,473,960)          (64,977,887)                (71,713,335)

TOTAL STOCKHOLDERS EQUITY..            (33,270,465)                (30,031,090)          (26,535,019)                (33,270,465)


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 1999, 1998,AND
1997 AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 1999
                                                                        FROM INCEPTION
                               .......FOR THE YEARS ENDED AUGUST 31....   TO AUGUST 31,
                                1999         1998             1997           1999
                               ------       ------           ------         ------
OPERATING ACTIVITIES

NET LOSS................    $(3,239,375)  $(3,496,071)    $(3,927,866)   $(71,713,335)

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH
 PROVIDED BY OPERATING
 ACTIVITIES:
  Depreciation and
   amortization..........        25,700        31,384          31,384       1,192,225
  Amortization and write
   off of patents........           210           620          31,264         440,708
  Amortization of
   financing costs.......                                                      95,000
  Loss on divestiture
   of subsidiaries.......                                                     912,586
  Amortization of prepaid
   leases................                                                     302,424
  Losses from joint
    venture..............        48,712       123,761       1,410,868      11,189,335
  Other..................                                                     111,616
  Proceeds from royalty
   prepayments...........                                                     172,760
  Prepayment of leases...                                                     (16,104)
  Disposition of property,
   plant and equipment...                                                      27,745

CHANGES IN OPERATING ASSETS
 AND LIABILITIES:
  Decrease (Increase)
   in accounts receivable.                                                    (10,787)
  Decrease (Increase)in
   prepaid expenses......                                                     (27,371)
  Increase (Decrease) in
   accounts payable......     1,506,129       952,022         853,283      14,864,935
  Increase (Decrease) in
   notes payable.........     1,605,199     2,295,840         539,563      21,913,974
                              ---------   -----------       ---------      ----------
                               $(92,396)     $(92,444)    $(1,039,663)   $(20,544,289)


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS - (Continued

                                                                        FROM INCEPTION
                              ......FOR THE YEARS ENDED AUGUST 31....    TO AUGUST 31,
                                 1999          1998            1997           1999
                                ------        ------          ------         ------
INVESTING ACTIVITIES:
 Purchase of property,
   plant and equipment....                                                 (1,159,046)
 Acquisition of patents...                                                   (443,475)
 Investment of
  certificates of deposit.                                                 (3,995,000)
 Cash investments in and
   advances to TACMA.....                                                  (1,076,595)
 Cash investments in and
   advances to Armant....         9,741        37,450       257,820       (20,760,548)
 Write off of Investments
 and Cash advances to
   Armant................        43,206        51,800       782,175        17,115,802
 Redemption of certif.-
   cates of deposit......                                                   3,995,000
 Proceeds from sale of
   net profit interest...                                                      50,000
                              ---------    ----------    ----------        ----------
                                 52,947        89,250     1,040,025        (6,273,862)
                              ---------    ----------    ----------        ----------
FINANCING ACTIVITIES:
 Stock issued for cash....                                                 18,481,076
 Preferred stock issued
   for cash...............                                                    266,400
 Proceeds from long
   term obligations.......                                                  1,430,349
 Proceeds from warrants
   issued for cash........                                                  6,236,507
 Common stock
   issuance costs.........                                                   (166,550)
 Issuance of convertible
   debentures.............                                                  1,913,963
 Cash received upon
   conversion of debentures
   to common stock........                                                    112,999
  Payment of long term
   obligations.............                                                (1,457,071)
                              ---------     ---------    ----------       -----------
                                                                           26,817,673
                              ---------     ---------    ----------       -----------
INCREASE (DECREASE) IN CASH   $   (478)        (3,194)          362              (478)

CASH BEGINNING OF PERIOD           918          4,112         3,750
                              ---------     ---------    ----------       -----------
CASH END OF PERIOD            $    440      $     918     $   4,112          $    440
                              =========     =========    ==========       ===========



TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31,
1999, 1998 AND 1997 AND CUMULATIVE FOR THE PERIOD FROM INCEPTION
(AUGUST 1966) TO AUGUST 31, 1999

(Unaudited)

1.  ORGANIZATION AND ACCOUNTING POLICIES

Going Concern Basis

     The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through August 31, 1999, and August 31, 1998, of $71,713,335 and $68,473,960, respectively.

     Due to the length of its development stage activities,
     liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through August 31,
     1999, of approximately $71,713,335.   The Company's continuation in
     existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.

     The Company's intention in the near-term is to focus its efforts and resources on completing a project to commercialize the Clay-to-Aluminum Process be undertaken in several steps.

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

     In light of the Company's net operating loss carry-forwards of approximately $56,172,863 at August 31, 1999, management believes that none of the provisions of the Tax Reform Act of 1986 will, in any respect, have a material impact upon the Company's liquidity or earnings for the foreseeable future.

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


Related Party Transactions

     A significant aspect of the Company's business activities consists of transactions with related parties. The following summarizes significant assets at August 31, 1999 and 1998 arising from transactions with related parties:

                                                August 31,
                                          1999           1998
                                        -------         -------
     Advances to Armant (Note 2)     $ 17,131,056     $17,127,870

     Less write off due to the
       Prolonged delay in
       Obtaining funding              (17,115,802)    (17,069,420)

     Prepaid leases (Note 4)                  ---             ---
                                       ----------     -----------
     Total                             $   15,254       $  58,450
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



Loss Per Common Share

     Loss per common share is computed based upon the weighted
     average number of shares of common stock outstanding. The weighted average number of shares outstanding for the fiscal years ended August 31, 1999, and 1998 was 35,466,193, and 35,466,193,
     respectively.   The Company has options outstanding that are common
     stock equivalents which are not considered in the computation of loss per share since the effect would be anti-dilutive.


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

Statement of Cash Flows

     In November, 1987, the Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows". The Company adopted provisions of the statement in its 1988 financial statements and restated previously reported statements of changes and are reflected in financial position for 1999, 1998 and the statement from inception to August 31, 1999.

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

     Since the plant was shutdown in 1988 due to insufficient capital to maintain operations, the Company had attempted to secure additional funds to enable it to modify and start-up the Armant plant. Significant effort has been devoted in the period 1988 to 1996 to securing funding from the DOE under the "Steel and Aluminum Energy Conservation and Technology Competitiveness Act of 1988". Presently, the Company has postponed its efforts to up-grade the Armant Plant.

     During fiscal years 1998 and 1999, the prolonged delay in securing the necessary funding to restart the Armant Pant forced the Company to write off a significant portion of the Armant assets. Costs capitalized and deferred by Armant consisted of the following:
                                                August 31,
                                            1999           1998
                                           ------         ------
     Direct carbo-chlorination
      plant costs:
     Process equipment.............    $ 1,740,000     $2,950,000
     Other equipment...............              0              0
     Leasehold improvements........         37,000         72,000
                                       -----------     ----------
                                         1,777,000      3,022,000

     Self-construction and start-up costs:
       Salaries:
     Engineering ..................         17,000        40,000
     Plant construction and
         operations................        420,000       720,000
     Indirect labor and
         overhead..................         17,000        35,000
                                       -----------    ----------
                                           454,000       777,000
                                       -----------    ----------
                                       $ 2,231,000    $3,799,000



     Presented below is summarized financial information of Armant.

     Beginning September 1, 1986,  Armant elected to discontinue capitalizing costs not directly associated with plant construction. Prior to September 1, 1986, all costs were capitalized and deferred.
                                              August 31,
                                           1999          1998
                                          ------        ------
     Assets:
     Plant and equipment........      $ 2,231,000    $ 3,799,000
     Other......................           72,000        100,000
                                      -----------    -----------
         Total..................      $ 2,303,000    $ 3,899,000
                                      ===========    ===========

     Liabilities and Equity:
     Notes payable - Toth Aluminum
     Corporation.................     $ 3,240,000    $ 4,740,000
         Notes payable - Bank....               0              0
         Payables - Toth
           Aluminum Corp.........      17,420,000     16,970,000
         Other payables..........         790,000        710,000

     Equity - Toth Aluminum
          Corporation...........     (19,134,000)   (18,508,000)
          - Other...............         (13,000)       (13,000)
                                      (19,147,000)   (18,521,000)
                                      -----------    -----------
        Total....................     $ 2,303,000    $ 3,899,000
                                      ===========    ===========


                                         Year Ended August 31,

                                          1999           1998
                                         ------         ------
     Statement of Plant Expenses
     Direct plant costs...........    $  33,000     $    14,000
        Interest Expense..........      274,000         195,000
        General and
          administrative costs....       76,000          98,000
                                     ----------     -----------
        Net loss                      $ 383,000     $   307,000
                                     ==========     ===========


                                                    August 31,
                                                1999           1998
                                               ------         ------
     Payable to and Equity of
       Toth Aluminum Corporation
     Notes payable....................      $20,013,000   $ 19,842,000
     Payables.........................        4,689,000      5,240,000
        Beginning equity of
        the Company...................       (5,560,000)    (5,560,000)
     Less:  Loss from Armant..........      (10,989,000)   (11,650,000)
          Affiliates interest
          capitalized by Armant, but
          not accrued by the Company..       (5,620,000)    (5,620,000)
     Expensed by Armant, but not
          accrued by the Company......       (2,518,000)    (2,310,000)
                                             -----------   ------------
     Investment in and advances to
          Armant......................       $   15,254       $ 58,450
                                             ===========   ============


3.  PROPERTY, PLANT AND EQUIPMENT


     At August 31, 1999 and 1998, the Company's property, plant and equipment consisted of the following:

                                                 1999            1998
                                                ------          ------
     Equipment........................       $  15,325       $  15,325
     Furniture and fixtures...........          99,636          99,636
     Leasehold improvements...........         355,127         355,127
     Autos, tractors and trucks.......          39,800          39,800
                                              --------        --------
                                               509,888         509,888
     Accumulated depreciation and
       amortization...................        (487,234)       (453,330)
                                              --------        --------
     Property, plant
       and equipment - net............       $  22,654       $  56,558
                                             =========       =========

4.  PREPAID LEASES

     During 1982, the Company was leasing from ELSA 16 acres of land, together with certain improvements, at the Armant site. The Company had prepaid the first four years' rent on these five year leases, which commenced June l, 1981, by issuing common stock to ELSA.

     In August 1983, the Company and ELSA agreed that ELSA would purchase 281,353 shares of the Company's common stock for $562,706, with the stipulation that the Company would repay the balance of ELSA's mortgage note on the Armant property, which was approximately equal to the funds received and would receive a ten year lease of 104 acres and improvements, together with the right to pledge the leased property as security for a bank loan. In September 1983, the Company paid the balance of ELSA's mortgage note and obtained a ten year lease on the property commencing September 1983 and the right to pledge the property as security for a bank loan. The Company had an option to purchase the leased property, at a price determined by independent appraisal, at any time during the ten year lease term. The prior five year leases were canceled upon execution of the ten year lease, and ELSA retained the common stock it had received in prepayment of the five year leases.

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

5.  NOTES PAYABLE

     Notes payable consisted of the following:

                                                        August 31,
                                                     1999            1998
                                                    ------          ------
     Notes payable to bank,
       collateralized(A):
         At 12% .........................           $    -         $     -
     Demand notes payable to other
       parties, unsecured (A):
         At 12% .........................                -               -
     Demand notes, and payable to
       related parties, unsecured (A):
         At 12%..........................             323,100       323,100
                                                   ----------    ----------
     Series "A-1" Convertible
        Promissory Notes
         Payable to related parties......           7,398,265     6,726,150
         Payable to others...............           5,978,421     5,575,742
         Interest Payable................          12,822,810    11,217,611
                                                   ===========   ===========
     Total...............................        $ 26,522,596   $24,917,397

     A) Partial or full collateralized by a pledge of personal assets owned by the Company's Chairman of the Board.


     Bank borrowings and applicable interest rates were as follows:

                                                  1998        1997        1996

     Balance at end of period........        $    -0-     $    -0-     $    -0-
     Maximum amount outstanding......             -0-          -0-          -0-
     Weighted average amount
        outstanding..................             -0-          -0-          -0-
     Weighted average interest rate
        during the year..............              -            -            -
     Weighted average interest rate
        at year end..................              -            -            -

     The weighted average interest rate during the year was computed by dividing applicable interest expense by average bank borrowings outstanding.

6.  INCOME TAXES

     The Company has net tax operating loss carry-forwards available which may be used to offset future taxable income. Potential tax benefits of the loss carry-forwards have not been recognized for accounting purposes since realization of the carry-forwards is not assured. The principal differences between losses recognized for tax and book purposes are research and development expenses, which are capitalized for tax purposes and the method of calculating the Company's equity in loss of Armant. At August 31, 1999, the amounts and expiration dates of the net operating loss carry-forwards were as follows:



                              Expires in Year
                Ending August 31,                Amount
               ------------------              ----------
                      2000                         377,500
                      2001                       1,608,600
                      2002                       1,407,200
                      2003                       8,045,300
                      2004                       1,931,000
                      2005                       1,524,000
                      2006                       1,234,000
                      2007                       3,618,000
                      2008                       2,204,000
                      2009                       2,313,000
                      2010                      16,157,300
                      2011                       6,864,124
                      2012                       3,927,868
                      2013                       3,496,071
                      2014                       3,239,375
                     -------                  ------------
                      Total                   $ 57,908,338
                                               ===========

7.  STOCK OPTIONS AND WARRANTS

Stock Option Plans:

     The Company's Board of Directors has, at various dates, awarded options to individuals to purchase the Company's common stock. During fiscal year 1999 no options were exercised. The following information is furnished with respect to options and warrants outstanding.

                               Number of Shares at
                             August 31,      August 31,
                                1999            1998
                             --------         ---------
     Exercise Price
          Options:
             $2.00-2.84      30,000              30,000
             $4.00-5.00       5,000               5,000

            Warrants:    ----------          ----------
            Total            35,000              35,000
                         ==========          ==========

     During 1988, the Company commenced a private offering of 1,500,000 units of its securities. Each unit consisted of one share of the Company's common stock and the right to acquire an option to purchase an additional share at a price equal to the original purchase price of the unit. As of August 31, 1988, the Company had sold 919,981 units and had issued option rights to purchase 919,981 shares with an exercise price ranging from $0.75 per share to $0.95 per share. The option is exercisable for a period of three years, commencing on the date that the Company's shareholders approve an increase in the authorized shares of the Company so as to permit the exercise of all of the options offered hereby, but in no event later than August 30, 2001. If no such authorization has been made prior to that date, options will automatically be converted into the Company's subordinated debt in a principal amount representing the difference between the closing bid price of the Company's common stock on August 30, 2001, and the exercise price of the option, bearing interest at the rate of 1% per month until paid.


8.  COMMON STOCK ISSUANCES

     On September 29, 1986, the shareholders of the Company approved an increase in the authorized common stock of the Company from 23,976,000 to 36,000,000.

     Refer to "Involvement in legal proceedings", Part III, Item
     10, for additional information on certain lawsuits related to potential recoveries from alleged securities law violations.

     The table below sets forth common stock issuances from inception of the Company to August 31, 1998, and together with the nature of the consideration received, the range of per share prices, and the average per share price. The number of shares issued and per share prices have been adjusted, where applicable, for stock splits.

                                  Number of       Total Dollar   Price Per Share
                                  Shares Issued   Consideration  Range   Average
                                  -------------   -------------  -----   -------
From September 1, 1992
  to August 31, 1999:
Beginning Balance..............     35,466,193     $38,428,176
Issued for cash................
Issued to officers, employees,
 directors and consultants for
 services......................
Issued upon payment of common
 stock subscribed..............
Total
                                    ----------     -----------
Total at August 31, 1999            35,466,193     $38,428,176
                                    ==========     ===========

9. CONVERTIBLE DEBENTURES

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


10. SERIES "A-1" CONVERTIBLE PROMISSORY NOTE

     In May of 1995, the Company elected to convert the majority of its indebtedness into shareholder equity. At that time there existed a Convertible Promissory Note, which provided for the existing indebtedness to be converted into stock based upon the conversion price of $.50 per share plus a warrant to purchase an additional equal number of shares at $.75 per share. The new Series "A-1" Convertible Promissory Note's conversion price remains the same at $.50 per shares, with a warrant to purchase an additional equal number of shares, however, the price has changed and is now at $.30 cents per share. There are several limitations, primarily, the Company does not have sufficient shares of Common Stock authorized to permit conversion of the Series "A-1" Notes. Accordingly, the Notes is not convertible into Common Stock, until such time as there has been an amendment to the Articles of Incorporation of the Company, approved by its shareholders, increasing the number of authorized shares of Common Stock to an amount sufficient to cover the number of shares subject to conversion under the Series "A-1" Notes. This Series "A-1" Convertible Promissory Note had a maturity of 5 years, which has subsequently been extended for an additional 5 years by the Board of Directors.

     If as intended the holders of the Series "A-1" Convertible Promissory
     Note were to convert today, this conversion would enhance the Stockholder's Equity section by increasing the Common Stock by $26,199,496 thereby increasing the Common Stock to 87,865,185, eliminating the same dollar value from the Company's liability. Management believes that of the total outstanding debt, more than 90% will eventually convert their debt into shareholder equity. Of the 10% who will not convert are companies or individuals which can not accept payment of the company's equity, such as lawyers and auditors.

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

Name of               Balance at                                           Balance
Related Party         Beginning          Additions         Deductions       at End

For the fiscal years
ended August 31,

1999
Armant                $  5,240,000       $      -        $   4,689,000A $   551,000
TACMA*                $       -          $      -        $        -     $       -


1998
Armant                $  8,494,000      $        -       $   5,240,000A $ 3,254,000
TACMA*                $       -         $        -       $        -     $      -

1997
Armant                $ 25,788,136       $      -        $  17,294,136A $ 8,494,000
TACMA*                $       -          $      -        $        -     $      -



A -Due to the continued delay in obtaining the necessary funding the company wrote off this amount.

* -Due to continued delay in obtaining government approval, the receivable from TACMA was reversed during the fiscal year ended
August 31, 1987.

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

For the fiscal years
ended August 31,

1999
Armant                $   -                    -                 -               -
TACMA                 $   -                    -                 -               -

1998
Armant                $   -                    -                 -               -
TACMA                 $   -                    -                 -               -

1997
Armant                $   -                    -                 -               -
TACMA                 $   -                    -                 -               -

