Form 10-Q
period 1999-11-30
TOTH ALUMINUM CORP
filed 2000-01-13
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended:  November 30, 1999
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

Registrant's telephone number, including area code:(225) 265-8181

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

Common stock, without par value                 35,466,193
           Class                   Outstanding at November 30, 1999

                    TOTH ALUMINUM CORPORATION


                       INDEX TO FORM 10-Q

            For the Quarter Ended November 30, 1999


                                                                 Page

Part I  Financial Information (Unaudited)

        Balance Sheets - November 30, 1999
        and August 31, 1999....................................

        Statements of Operations - Three Months
        Ended November 30, 1999 and 1998 ......................

        Statements of Cash Flows - Three Months
        Ended November 30, 1999 and 1998.......................

        Notes to Financial Statements..........................

        Management's Discussion and Analysis
        of the Financial Conditions and Results
        of Operations..........................................


Part II Other Information......................................








TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS  (Unaudited)

                                        November 30,  August 31,
                                            1999         1999
ASSETS

CURRENT ASSETS:
Cash ..............................     $    398         $ 440
Accounts receivable:
   Other...........................           0              0
Prepaid:
   Leases .........................           -              -
   Other...........................    _________     __________
Total current assets...............          398           440

INVESTMENTS IN AND
  ADVANCES TO:
   Armant Partnership..............       11,734        15,254
PROPERTY, PLANT AND
   EQUIPMENT - Net.................       16,131        22,654
PREPAID LEASES.....................           -             -

PATENTS AND PATENT
   RIGHTS (net of
    accumulated amortization:......          110           110

TOTAL..............................    $  28,373    $   38,158

                                        November 30,  August 31,
                                            1999        1999
LIABILITIES

CURRENT LIABILITIES:
  Notes payable-related parties....   $   23,100         23,100
  Notes  payable-bank..............           -              -
  Notes  payable-other ............      300,000        300,000
  Accounts payable:
    Trade..........................      627,731        594,631
    Officers and employees.........      479,341        458,467
    Accrued  salaries .............    2,753,003      2,644,995
    Accrued expenses ..............      355,667        337,588
    Accrued  interest payable......    2,860,733      2,729,972
  Total  current liabilities.......    7,399,575      7,088,690


DEFERRED CREDIT ...................           0              0

Series "A-1" Convertible
 Promissory Note1 (CPN)
 CPN Related Parties
      Principal....................    7,398,265      7,398,265
      Accrued interest payable.....    7,068,575      6,846,628
 CPN Other Parties
      Principal....................    5,978,421      5,978,421
      Accrued interest payable.....    6,155,534      5,976,182
      Total  Series "A-1" Notes....   26,600,795     26,199,498

CONVERTIBLE DEBENTURES PAYABLE
   (net of discounts, commissions,
     and offering costs of:........       20,437         20,437


STOCKHOLDERS' EQUITY:
Common stock - no par value........   38,258,096(1) 38,258,096(1)
Common stock warrants..............
Common stock subscribed............       20,000        20,000
Paid in capital....................      164,774       164,774
Deficit  accumulated
 during the development stage......  (72,435,304)  (71,713,335)

Total  stockholders' equity........  (33,992,434)  (33,270,465)


TOTAL...............................    $ 28,373     $  38,158

See  Section 11, "Notes to Financial Statements" of the August
31, 1999 10-K.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS  OF  OPERATIONS  AND DEFICIT  ACCUMULATED  DURING  THE
DEVELOPMENT  STAGE  FOR  THE  QUARTER  ENDED  NOVEMBER  30,  1999
(Unaudited)

                                           Three Months Ended   From Inception
                                              November 30       To November 30,
                                              1999       1998         1999
COSTS AND EXPENSES:
   Research and Development...........      $ 1,980     $ 3,420   $ 7,745,220
   Promotional,  general and
      administrative..................      180,064     198,719    16,714,440
    Interest..........................      532,060     515,926    17,773,597
    Total.............................    $ 714,104   $ 718,065  $ 42,233,257

OTHER (INCOME) EXPENSE:

   Loss in Investment and Advances
      To Armant........................                  14,680    17,433,513
       Equity in loss of Armant........       3,520      14,962    12,735,333

NET LOSS............ ..................  $  721,969  $  747,377    72,435,304


LOSS PER
   COMMON SHARE.......................      $  .02      $  .02



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOW
                                          Three Months Ended   From Inception
                                              November 30,     To November 30,
                                            1998       1997           1998

OPERATING ACTIVITIES
NET  LOSS..........................   $ (721,969) $ (747,377)    ($ 72,435,304)

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:

 Depreciation and
   amortization....................        6,523       7,846         1,198,748
  Amortization and write
   off of patents..................                       60           440,708
  Amortization of prepaid leases...            -           -           302,424
  Amortization of financing Cost...                                     95,000
 Loss on divesture of Subsidiaries.                                    912,586
 Loss from joint venture...........        3,520      14,350        11,192,855
 Other.............................                                    111,616
 Proceeds from royalty
   Prepayments.....................                                    172,760
 Prepayment of Leases..............                                    (16,104)
 Disposition of property,
   Plant, and equipment............                                     27,745

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable.....................                                    (10,787)
  Decrease (Increase) in
    Prepaid expenses...............                                    (27,371)
  Increase in accounts payable
    and accrued expenses...........      310,585     304,938        15,175,520
  Increase (decrease) in notes
    notes payable..................      401,299     401,299        22,315,273
                                            (42)     (18,884)    ($ 20,544,331)



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
                                         Three Months Ended     From Inception
                                            November 30,        To November 30,
                                       1999           1998           1999

INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment................              -           -      ($ 1,159,046)
  Acquisition of patents.........                                     (443,475)
  Investment of Certificates
    of Deposit...................                                   (3,995,000)
  Cash investment in and
    Advances to TACMA............                                   (1,076,595)
  Write off of Investments
    And Cash Advances to Armant..                      3,370        17,115,802
  Cash investments in and
    advances to Armant...........                     14,962       (20,760,548)
  Redemption of Certificates
    of Deposit...................                                    3,995,000
  Proceeds from sale of net
  Profit interest................                                  $    50,000
                                                      18,332       ($6,273,862)

FINANCING ACTIVITIES:

  Stock issued or subscribed
    For cash....................                                    18,481,076
  Preferred stock issued
    For cash....................                                       266,400
  Proceeds from long term
    Obligations.................                                     1,430,349
  Proceeds from warrants
    Issued for cash.............                                     6,236,507
  Common stock issuance
    cost........................                                      (166,550)
  Issuance of convertible
    Debentures..................                                     1,913,963
  Cash received upon
    Conversion of debentures
    To common stock.............                                       112,999
  Payment of long term
    Obligations.................                                    (1,457,071)
                                               -           -        26,817,673

INCREASE (DECREASE) IN CASH                  (42)        (552)             (42)
CASH BEGINNING OF PERIOD                     440         (918)
CASH END OF PERIOD                           398          366              398


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of November 30, 1999, and the results of its operations and changes in financial position for the three months then ended.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-
K, dated August 31, 1999.

  2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through November 30, 1998, and August 31, 1999, of $72,435,304 and $71,713,335,
respectively. Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA and Armant are both inactive. The Co mpany has determined that the operating plant of each investee will require further modifications before commercial production can be achieved.

     The Company plans to fund its operations through short-term borrowing secured by the personal assets of the Company's Chairman of the Board. The recoverability of the Company's investments in and advances to Armant and the recoverability of the capitalized cost of Armant is dependent on the investee achieving sufficiently profitable commercial operations, as well as the Company's ability to raise the funds, to provide the necessary capital and to support these operations.

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

     During November 1984, the Company loaned $3,995,000 to Armant, resulting in the Company now having a receivable from Armant in the amount of $3,995,000 bearing interest at 13.5% per annum. As of August 31, 1989 the Company had made additional cash advances to the Armant Partnership totaling $17,409,000, bearing interest at 12% per annum. The Company has also liquidated $240,000 of Armant's notes payable plus accrued interest due to a corporation controlled by a member of the
Company's  Board of Directors by issuing 240,000  shares  of  the
Company's restricted common stock. As a result, the Company recorded a receivable from Armant of $276,000 bearing interest at 12% per annum. The Company had additional non-interest bearing receivables from Armant totaling $173,000 which were incurred in fiscal 1984, resulting from billing under a service agreement. Subsequent to that date, all costs, including general and administrative cost, incurred by the Company related to the construction and operation of the Armant Plant, have been absorbed by the Company and expensed as incurred.

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


     Costs Capitalized and deferred by Armant consisted of the following:



                                        November 30    August 31
                                           1998          1998
Direct carbo-chlorination plant costs:
    Process equipment.................  $ 1,550,000   $ 1,740,000
    Other equipment...................            0             0
    Leasehold improvements............       31,000        37,000
                                          1,581,000     1,777,000
Self-construction and start-up costs:
    Salaries
    Engineering.......................       14,000        17,000
    Plant construction
       and operations.................      380,000       420,000
    Indirect labor and overhead.......       16,000        17,000
                                            410,000       454,000

                                        $ 1,991,000   $ 2,231,000


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



                                             November 30,     August 31,
                                               1999              1999

Assets:
    Plant and equipment.................   $  1,991,000     $ 2,231,000
    Other...............................         68,000          72,000
    Total...............................   $  2,059,000     $ 2,303,000


Liabilities and Equity
    Notes payable - Toth Aluminum
        Corporation.....................   $  3,240,000    $ 3,240,000
    Notes  payable  - Banks.............              0              0
    Payables - Toth Aluminum
        Corporation.....................     17,420,000     17,420,000
    Other   payables....................        793,000        790,000

    Equity - Toth Aluminum
        Corporation.....................    (19,381,000)   (19,134,000)
        - Others........................        (13,000)       (13,000)
                                            (19,394,000)   (19,147,000)

        Total...........................    $ 2,059,000    $ 2,303,000






                                               Three Months Ended
                                                   November 30,
                                              1999            1998
Statement of Plant Expenses
    Direct plant costs.................   $   1,100        $   4,200
    General and administrative costs...       6,400           17,400
    Interest Expense...................      58,000           84,000
    Net Loss...........................   $  65,500       $  105,000




                                           November 30,    August 31,
                                              1999           1999

Payable to and Equity of Toth Aluminum
 Corporation:

    Notes payable......................$ 20,013,000    $ 20,013,000
    Payables...........................   4,754,000       4,689,000
    Beginning equity
      of the Company...................  (5,560,000)     (5,560,000)
    Less:Loss from Armant.............. (10,989,000)    (10,989,000)
    Capitalized by Armant, but
      not accrued by the Company.......  (5,620,000)     (5,620,000)
    Expensed by Armant but
      not accrued by the Company.......  (2,587,000)     (2,518,000)
    Investment in and advances to
    Armant............................. $    11,734     $    15,254


TACMA

    In January 1982, the Company and an Indian company entered into a Promotion Agreement providing for the formation of TACMA. TACMA was formed to construct a plant in India designed to produce metal chloride through the use of the Company's carbo-chlorination processes. The Promotion Agreement provided for an initial capital contribution by the Company of approximately $42,800 in exchange for a 40% equity interest in TACMA. During the 1983 fiscal year, the Company and TACMA's other stockholder assigned to a third party the right to a 25% equity interest in TACMA in exchange for the third party's $200,000 advance to TACMA. A transfer of equity interest to the third party, which is subject to the prior approval of the Indian government, would have reduced the Company's equity interest in TACMA to 27.2%. The Company and the third party also entered into a separate agreement which provided that the third party could convey to the Company its right to the 25% equity interest in TACMA in exchange for 200,000 shares of the Company's common stock. During July 1987, the Company issued 200,000 shares of its common stock valued at $325,000 in exchange for the third party's rights to the additional equity in TACMA. Under this agreement, the transfer to the Company of the additional equity interest in TACMA, which is subject to the prior approval of the Indian government, would increase the Company's equity interest in TACMA to 52.2%.

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

    Reference is made to Note 6 regarding a Swiss corporation's advance to TACMA, in 1982, on the Company's behalf. The Company recorded this advance as an additional investment in and advance to TACMA. The Swiss Corporation has not received payments equal to $50,000, and in 1997 they have requested action requiring the Company to replace or supplement its interest in TACMA. During 1997 the company issued a Series "A-1" Convertible Promissory Note to the Swiss Corporation for the original $50,000.00 plus accrued interest of $98,200 for a total of $148,200.



4.  NOTES PAYABLE

    Notes payable consisted of the following:
                                           November 30,     August 31,
                                              1999            1999

    Notes payable to bank,
      collateralized (A):...............            -              -

    Demand notes payable to related
      parties, unsecured (A):  At 12%...      323,100         323,155

    Demand notes payable to
       other parties,
       unsecured (A): At 12%............            -               -

    Series "A-1" Convertible
    Promissory Notes
       Payable to related parties.......    7,398,265       7,398,265
       Payable to others................    5,978,421       5,978,421
       Interest Payable.................   13,224,109      12,822,810

Total................................... $ 26,923,895    $ 26,522,596

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

6. The financial statements are summarized and reference is made to the "NOTES TO FINANCIAL STATEMENTS" included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, as filed with the Securities and Exchange Commission.


Management's  Discussion and Analysis of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources.

    During the quarter ended November 30, 1999, total assets decreased from $38,153 to $28,373. While advances to Armant decreased by $6,523 during the quarter. The investment in Armant was $16,131. The recoverability of the Company's investment in and advances to Armant of $44,100 is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations, which is unlikely at this present. (See note 3 of Notes to Financial Statements).

    Current liabilities, increased from $7,088,690 to $7,399,575 during the same period. During the same period, accrued salaries increased by $108,008 and accrued interest increased by $130,761.

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

    During prior periods ending November 30, 1999, the Company wrote down a total of $17,465,889 of its investment in Armant.
This write down occurred due to the prolonged delay in obtaining the necessary funding to restart the plant.

Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through November 30, 1999, of approximately $72,435,304. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented
processes,   TACMA   has  not  commenced  commercial  production
and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant, is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is viable.


Immediate Development.


     The Company's intention, in the near-term, is to focus its efforts and resources on completing a project to commercialize the Clay-to-Aluminum Process in two steps.

     In the first step, which TAC has designated as Phase 1,TAC proposes that a semi-commercial demonstration plant be built and operated. Operation of this semi-commercial plant will permit engineers to fine tune the design of the subsequent full commercial facility in Phase 2. Equally important, the Phase 1 plant will provide a hands-on training facility for commercial plant staff. Phase 2 of the project will comprise the design and construction of a full scale commercial Clay-to-Aluminum plant. Cost of Phase 1 is estimated to be $45 million and the cost of phase 2 will be determined after Phase 1 has been completed.

     There will be two principal goals in executing Phase 1. The first goal is to refine TAC's clay chlorination procedures for implementation in commercial production facilities. TAC has already developed these procedures to an advanced stage in its pilot plant. Refinement of procedures will permit confident
scale-up  to   full   scale commercial plant capacity.

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


     Armant

     The Armant Plant, was only capable of operating in a "batch"
mode, when it was shutdown  in 1988.    The plant was capable of
producing  approximately 100,000 pounds of aluminum chloride per
batch.    In order to operate on  a continuous basis, additional
equipment  had to be installed.  Due  to a  lack of funding, the
required equipment was not installed.    While such installation
is still a viable option, there are no current plans to upgrade the Armant facility.


Results of Operations

    The  Company  had  no  operating revenues  and  reported  net
losses.   The  Company  is considered to be a  development  stage
enterprise; start-up activities have commenced, but the Company has received no revenue therefrom.

    The net loss for the three months ended November 30, 1999, was $721,969 compared to $747,377 for the corresponding period in 1998.

    The initial phase of construction of the Armant Plant was completed in December, 1983. Since that time, numerous test runs have been performed in an effort to achieve market grade metal chlorides. Because of unexpected construction delays and due to the lack of funding, Armant elected to discontinue capitalizing plant start-up costs as of August 31, 1986. The net loss recognized by Armant during the three months ended November 30, 1987, resulted primarily from expensing start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the three months ended November 30, 1998, was $14,350, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.



PART II.  Other Information

Item 1.  Legal Proceedings

    See  Item  10 of the Company's Form 10-K for the  year  ended
    August 31, 1999, concerning legal proceedings.

                           SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TOTH ALUMINUM CORPORATION
(Registrant)



BY:  Charles E. Toth Jr.
     Charles E. Toth Jr.
     Treasurer                         Date: January 13, 2000




BY:  Charles Toth
     Charles Toth
     Chairman of the
     Board of Directors                Date: January 13, 2000
     and Chief Executive Officer