Form 10-Q
period 2000-02-29
TOTH ALUMINUM CORP
filed 2000-04-17
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended: February 29, 2000
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

Common stock, without par value                   35,466,193
         Class                     Outstanding at February 29, 2000

                   TOTH ALUMINUM CORPORATION
                       INDEX TO FORM 10-Q
            For The Quarter Ended February 29, 2000


                                                                       Page
 Part I  Financial Information

    Balance Sheets - February 29, 2000 and August 31, 1999...........    3

    Statements of Operations - Six Months
    Ended February 29, 2000 and February 28, 1999....................    5

    Statements of Cash Flows - Six Months
    Ended February 29, 2000 and February 28, 1999....................    6

    Notes to Financial
Statements...........................................................    8

    Management's Discussion and Analysis of the Financial
    Conditions and Results of Operations.............................    15



Part II Other
    Information......................................................    20

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)
                                               February 29,      AUGUST 31,
                                                  2000             1999
ASSETS
CURRENT ASSETS:
Cash.....................................      $    394              440
Total Current Assets.....................           394              440

Property, Plant and Equipment Net........         8,214           15,254

OTHER ASSETS
Investments in and Advances to
     Armant Partnership Net..............         9,608           22,654
Patents and Patent Rights (net of
     Accumulated amortization:...........           110              110
Total Other Assets.......................         9,718           22,764

TOTAL....................................      $ 18,326         $ 38,158

See notes to financial statement



                                              February 29,      August 31,
                                                  2000             1999
LIABILITIES

CURRENT LIABILITIES:
Notes payable-related parties...........      $  23,100         $ 23,100
Notes payable-bank......................             -                -
Notes payable-other ....................        300,000          300,000
Accounts payable:
     Trade..............................        660,831          594,631
     Officers and employees.............        500,215          458,467
Accrued salaries .......................      2,861,011        2,644,995
Accrued expenses .......................        366,334          337,585
Accrued interest payable................      2,992,801        2,729,972
Total current liabilities...............      7,704,295        7,088,690

Series "A-1" Convertible Promissory Note1
  Related Parties Principal.............      7,399,265        7,399,265
     Accrued interest payable...........      7,290,552        6,846,628
 Non-Related Parties Principal..........      5,988,421        5,988,421
     Accrued interest payable...........      6,335,186        5,976,182
     Total Series "A-1" Notes...........     27,013,424       26,199,496

CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
     and offering costs of $1563........         20,437           20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value.............     38,258,097*      38,258,097*
Common stock subscribed.................         20,000           20,000
Paid in capital.........................        164,774          164,774
Deficit accumulated during the
     development stage..................    (73,162,701)     (71,713,335)
Total stockholders' equity..............    (34,719,830)     (33,270,465)


TOTAL...................................      $  18,326        $  38,158


*See section 11, notes to Financial Statements of the August 31, 1999 10-K.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)

                         Three Months Ended   Six Months Ended   From Inception
                          February February   February February    to February
                             29,       28,       29,        28,         29,
                            2000      1999      2000       1999        2000
COSTS AND EXPENSES:
  Research and
Development............   $ 2,471   $ 7,410    $ 4,451    $ 10,830   $ 7,747,691
  Promotional, general
and administrative.....   172,652   138,900    352,716     337,619  $ 16,887,092
  Interest.............   581,955   668,219  1,114,015   1,184,145  $ 18,355,552
      Total............   751,078   814,529  1,422,924   1,532,594  $ 42,990,335


OTHER (INCOME) EXPENSE:


Loss in Investment and
   Advances to ArmantA..              8,100                 22,400    17,433,513

Equity in loss
of Armant..............     3,520    12,400      7,040      27,430    12,738,853
 NET LOSS..............   754,598   835,029  1,429,964   1,582,406  $ 73,162,701


Loss Per Common Share..      $.02      $.02      $. 04        $.04

A-Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $17,441,613 of its investment and advances in Armant.


See notes to financial statements.

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOW

                                    Six Months Ended        From Inception
                                        February 29,        To February 29,
                                    2000          1999            2000
OPERATING ACTIVITIES
NET LOSS...................... $(1,429,964)    $(1,582,406)   ($73,162,701)

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:

 Depreciation and
   amortization...............       7,040         25,900        1,199,265
 Amortization and write
   off of patents.............                        210          440,708
 Amortization of prepaid
   leases.....................          -              -           302,424
 Amortization of financing
   Cost.......................                                      95,000
 Loss on divestiture of
   Subsidiaries...............                                     912,586
 Loss from joint venture......                     27,632       11,189,335
 Other........................                                     111,616
 Proceeds from royalty
   Prepayments................                                     172,760
 Prepayment of Leases.........                                     (16,104)
 Disposition of property,
   Plant, and equipment.......                                      27,745

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable.................
  Decrease (Increase) in
    Prepaid expenses...........                                    (27,371)
  Increase in accounts payable
    and accrued expenses.......    616,472        716,807       15,490,504
  Increase (decrease) in notes
    notes payable..............    802,928        802,600       22,716,902
                                    (3,524)        (9,527)   ($ 20,547,331)


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
                                     Six Months Ended        From Inception
                                        February 29,         To February 29,
                                     2000           1999           2000
INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment.............                    (13,307)    ($ 1,159,046)
  Acquisition of patents......                                    (443,475)
  Investment of Certificates
    of Deposit................                                  (3,995,000)
  Cash investment in and
    Advances to TACMA.........                                  (1,076,595)
  Cash investments in and
    advances to Armant........                    (13,000)     (20,760,548)
  Write off of Investments and
     Cash advance to Armant...       3,520         22,400       17,119,322
  Redemption of Certificates
    of Deposit................                                   3,995,000
  Proceeds from sale of net
    Profit interest...........   _________       ________      $    50,000
                                     3,520         9,400      ($ 6,270,342)
FINANCING ACTIVITIES:
  Stock issued or subscribed
    For cash..................                                  18,481,076
  Preferred stock issued
    For cash..................                                     266,400
  Proceeds from long term
    Obligations...............                                   1,430,349
  Proceeds from warrants
    Issued for cash...........                                   6,236,507
  Common stock issuance
    cost......................                                    (166,550)
  Issuance of convertible
    Debentures................                                   1,913,973
  Cash received upon
    Conversion of debentures
    To common stock...........                                     112,999
  Payment of long term
    Obligations...............     _______         ______       (1,457,071)
                                        -              -        26,817,673

INCREASE (DECREASE) IN CASH             (4)          (127)              (4)
CASH BEGINNING OF PERIOD               398            366           ______
CASH END OF PERIOD                     394            239              394

See notes to financial statements

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of February 29, 2000, and the results of its operations and changes in financial position for the three months then ended.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-
K, dated August 31, 1999.


2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1976 through February 29, 2000, and August 31, 1999, of $73,162,701 and $71,713,335, respectively.
Although the Company's investees (TACMA and Armant) have constructed facilities that will employ the Company's patented processes, TACMA and Armant are both inactive. The Company has determined that the operating plant of each investee will require further modifications before commercial production can be achieved.

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





Armant

    The  Company  is  general partner in  a  limited  partnership
(Armant) formed in 1992 to construct and operate a metal chlorides plant in Vacherie, Louisiana. The plant, which through August 31, 1999, has cost approximately $23 million to construct, has been built on land (the Armant site) owned by Empresas Lince, S.A., (ELSA), a Central American corporation controlled by a former member of the Company's Board of Directors.

    Under the terms of the original partnership agreement, the Company was to have a 50% ownership interest in the partnership. In March 1993, the partnership agreement was revised to provide the Company a 2% ownership interest and under a separate license agreement, a royalty payment based on net positive cash flow of the partnership. The license agreement provides for royalty payments to the Company equal to 29.6% of net positive cash flow until each limited partnership unit has received $160,000 in cash, at which time royalty payments increase to 49% of net positive cash flow.

    The Company's capital contribution to Armant consisted of certain improvements to the property, a non-exclusive licensing agreement providing for Armant's use of the Company's carbo-chlorination processes for producing metal chlorides, and prepaid leases as described in Note 4.

    Contributions to Armant by the limited partners, on the basis of a single limited partnership unit, consisted of $25,000 in initial cash deposits, $75,000 in cash to be paid in equal monthly installments of $5,000 and either a $60,000 letter of credit or the purchase of $60,000 of the Company's restricted common stock. Armant has received subscriptions for all thirty-five limited partnership units. At August 31, 1994, Armant had received cash contributions of approximately $3,459,000. The Chairman of the Company's Board of Directors holds fifteen of the thirty-five units.

    During November 1994, the Company loaned $3,20005,000 to Armant, resulting in the Company now having a receivable from Armant in the amount of $3,20005,000 bearing interest at 13.5% per annum. As of August 31, 1999 the Company had made additional cash advances to the Armant Partnership totaling $21,530,000, bearing interest at 12% per annum. However the Company has written down $17,387,674 of this investment. The Company has also liquidated $240,000 of Armant's notes payable plus accrued interest due to a corporation controlled by a member of the
Company's  Board of Directors by issuing 240,000  shares  of  the
Company's restricted common stock. As a result the Company recorded a receivable from Armant of $276,000 bearing interest at 12% per annum. The Company had additional non-interest bearing receivables from Armant totaling $173,000, which was incurred in fiscal 1994, resulting from billing under a service agreement. Subsequent to that date all costs, including general and administrative cost, incurred by the Company related to the construction and operation of the Armant Plant, have been absorbed by the Company and expensed as incurred.

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

    Further, Armant elected to discontinue capitalizing plant start-up costs. The net loss recognized by Armant during the year ended August 31, 1988, which primarily resulted from expensing start-up costs, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total limited partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant.

Costs capitalized and deferred by Armant consisted of the following:


                                            February 29,     August 31,
                                                2000            1999
Direct carbo-chlorination plant costs:

  Process equipment....................     $ 1,360,000     $1,740,000
  Other equipment......................              -              -
  Leasehold improvements...............          25,000         37,000
                                              1,385,000      1,777,000

Self-construction and start-up costs:
  Salaries:
     Engineering ......................          11,000         17,000
     Plant construction and
     operations........................         340,000        420,000
     Indirect labor and overhead.......          15,000         17,000
                                                366,000        454,000

Total..................................     $ 1,751,000    $ 2,231,000



Presented below is summarized financial information of Armant.


                                              February 29,  August 31,
                                                 2000          1999
Assets:
     Plant and equipment...............    $  1,751,000    $ 2,231,000
     Other.............................          64,000         72,000

        Total..........................     $ 1,815,000    $ 2,353,000

Liabilities and Equity:
   Notes payable - Toth Aluminum
     Corporation.......................     $ 3,240,000    $ 3,240,000
     Notes payable - Bank..............              -              -
     Payables - Toth Aluminum Corp.....      17,420,000     17,420,000
          Other payables...............         797,000        790,000

     Equity - Toth Aluminum
          Corporation..................     (19,629,000)   (19,134,000)
          - Other......................         (13,000)       (13,000)
                                            (19,642,000)   (19,147,000)

    Total..............................    $  1,815,000  $   2,303,000




                                                  Six Months Ended
                                           February 29,    February 28,
                                                2000           1999

Statement of Plant Expenses
     Direct plant costs................           3,000         16,000
     Interest expense..................         121,000        153,000
     General and
           administrative costs........          11,000         34,000
Net loss                                      $ 135,000      $ 203,000




                                           February 29,    August 31,
                                               2000           1999
Payable to and Equity of Toth Aluminum
     Corporation:
  Notes payable........................    $ 20,013,000   $ 20,013,000
  Payables.............................       4,768,000      4,689,000
  Beginning equity of the Company......      (5,560,000)    (5,560,000)
       Less:  Loss from Armant.........     (10,989,000)   (10,989,000)
       Affiliates interest:
        Capitalized by Armant, but
         not accrued by the Company....      (5,620,000)    (5,620,000)
        Expensed by Armant, but not
         accrued by the Company........      (2,604,000)    (2,518,000)
   Investment in and advances to
         Armant........................       $   8,214     $   15,254



TACMA

    In January 1992, the Company and an Indian company entered into a Promotion Agreement providing for the formation of TACMA. TACMA was formed to construct a plant in India designed to produce metal chloride through the use of the Company's carbo-chlorination processes. The Promotion Agreement provided for an initial capital contribution by the Company of approximately $42,800 in exchange for a 40% equity interest in TACMA. During the 1993 fiscal year, the Company and TACMA's other stockholder assigned to a third party the right to a 25% equity interest in TACMA in exchange for the third party's $200,000 advance to TACMA. A transfer of equity interest to the third party, which is subject to the prior approval of the Indian government, would have reduced the Company's equity interest in TACMA to 27 %. The Company and the third party also entered into a separate agreement which provided that the third party could convey to the Company its right to the 25% equity interest in TACMA in exchange for 200,000 shares of the Company's common stock. During July 1998, the Company issued 200,000 shares of its common stock valued at $325,000 in exchange for the third party's rights to the additional equity in TACMA. Under this agreement, the transfer to the Company of the additional equity interest in TACMA, which is subject to the prior approval of the Indian government, would increase the Company's equity interest in TACMA to 52 %.

    As of August 31, 1994, the Company had also made cash advances to TACMA totaling approximately $218,600. In addition, during December 1994, the Company acquired from Empresas Lince, S.A., a receivable from TACMA of $60,000 in exchange for 60,000 shares of the Company's restricted common stock. The Company has also incurred costs on TACMA's behalf, which the Company considers reimbursable under the terms of its service agreement with TACMA. At February 29, 1999, the Company's receivable for such costs billed to TACMA was approximately $815,000. TACMA has not recorded a corresponding payable for such costs because the approval of the Indian government and Reserve Bank of India is required before TACMA can make payment to the Company. The collectibility of this receivable is dependent on obtaining approval of foreign authorities as well as TACMA commencing and sustaining sufficiently profitable commercial operations, for which the Company currently has no plans. During the fiscal year ended August 31, 1998, because of the continuing delays in obtaining government approval, the Company reversed the previously recorded receivable from TACMA. During 1998, based upon the Company's decision to indefinitely postpone attempts to bring the TACMA plant to full commercial production, its previously recorded investment in the TACMA facility was also reversed.

4.  Notes payable consisted of the following:
                                        February 29,   August  31,
                                            2000          1999
Notes payable to bank,
     collateralized (A):
     At 12% ........................     $      -        $    -

Demand notes payable to related
    parties, unsecured:
    At 12% .........................        23,100        23,100

Notes payable to other parties,
     secured (A):
    At 12% .........................       300,000       300,000
                                           323,100       323,100
Series "A-1" Convertible
  Promissory Notes
     Payable to related parties.....     7,398,265     7,398,265
     Payable to others..............     5,978,421     5,978,421
     Interest payable...............    13,625,738    12,822,810
                                        27,613,424    26,199,496

Total...............................  $ 27,336,524  $ 26,522,596


    A) Collateralized by a pledge of personal assets owned by the Company's Chairman of the Board.

5. During 1998, the Company commenced a private offering of 1,500,000 units of its securities. Each unit consisted of one share of the Company's common stock and the right to acquire an option to purchase an additional share at a price equal to the original purchase price of the unit. At the close of the offering, the Company had sold 1,292,367 units and had issued option rights to purchase 1,292,367 shares with an exercise price ranging from $0.75 per share to $0.95 per share. Of the 1,292,367 units sold, during September 1998, 27,386 units were issued in satisfaction of $20,539 of lease payments. The option is exercisable for a period of three years, commencing on the date that the Company's shareholders approve an increase in the authorized shares of the Company so as to permit the exercise of all of the options offered hereby.

6. The financial statements are summarized and reference is made to the "NOTES TO FINANCIAL STATEMENTS" included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 1999, as filed with the Securities and Exchange Commission.

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources

    During the six months ended February 29, 2000, total assets decreased to $18,326 from $38,158 at August 31, 1999, and current assets decreased from $440 to $398. The primary asset of the Company is its Investment in and Advances to the Armant Partnership of $9,608. The recoverability of this sum is dependent on the Armant Partnership achieving and sustaining sufficiently profitable commercial operations (see note 3 of Notes to Financial Statements). Total liabilities, including the Series "A-1" Convertible Promissory Note, increased from $33,308,623 to $34,738,156 during the same period.

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

    The Debenture offering was closed as of May 31, 1986, resulting in net proceeds of $3,852,973 (after deducting offering costs of $467,037). As of November 30, 1988, 4,299 debentures were converted into 3,152,995 shares of the Company's common stock, resulting in an increase in common stock of $3,833,307
(net offering costs of $464,693) and a balance in debentures payable of $20,437 (net offering costs of $1,563).

    The Board of Directors of the Company learned that not all of the Debentures were sold for cash. Instead of the maximum offering of $4,320,000, $2,014,137 of Debentures were purchased in exchange for the cancellation of pre-existing debt which the Company owed to these purchasers. Of the $2,014,137 of Debentures sold in exchange for the cancellation of indebtedness, $1,957,137 or 98%, was sold to or through directors, officers or affiliates of the Company.

    As a result of the sale of Debentures for consideration other than cash, the proceeds of the Debenture offering were not directly applied in the manner that the Company intended, or as the Company would have applied the proceeds had the Debentures been sold entirely for cash. The Debenture offering contemplated that net proceeds (after deduction of sales commissions and offering costs) of $3,842,000 would be applied approximately $2,882,000 toward a loan to the Armant Partnership (A Louisiana Partnership of which the Company is the General Partner) for the repayment of the partnership's loan, capital expenditures, and working capital, with the balance of $970,000 for the Company's working capital and development expenses. Instead, the net proceeds of the Debenture offering were directly applied as follows: (I) $1,939,000 toward the retirement of debt, of which $1,045,000 was to retire the Company's debt and the balance of which was to retire the partnership's debt, and (ii) $1,902,000 was loaned to the Partnership for its working capital and for capital expenditures.

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

Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1976 through February 29, 2000, of approximately $73,162,701. Although the Company's investees (Armant and TACMA) have constructed facilities that employ the Company's patented processes, Armant has not achieved continuous commercial production, and the commercial viability of the processes has not been demonstrated. TACMA has not commenced commercial production and no such activities are currently planned. The recoverability of the Company's investments in and advances to Armant is dependent on Armant achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.

Immediate Development Plans

     The Company's intention in the near-term is to focus its efforts and resources on completing a project to commercialize the Clay-to-Aluminum Process be undertaken in two steps.

     In the first step, which TAC has designated Phase 1, TAC proposes that a semi-commercial demonstration plant be built and operated. Operation of this semi-commercial plant will permit engineers to fine tune the design of the subsequent full commercial facility in Phase 2. Equally important, the Phase 1 plant will provide a hands-on training facility for commercial plant staff. Phase 2 of the project will comprise the design and construction of a full-scale commercial Clay-to-Aluminum plant. Cost of Phase 1 is estimated to be $45 million and the cost of Phase 2 will be determined after Phase 1 has been completed.

     There will be two principal goals in executing Phase 1. The first goal is to refine TAC's clay chlorination procedures for implementation in commercial production facilities. TAC has already developed these procedures to an advanced stage in its pilot plant, but the design of that pilot plant did not permit long duration, continuous operation runs. Refinement of procedures will permit confident scale-up to full-scale commercial plant capacity.

     The second goal will be generation of refined designs for full-scale commercial smelting cells. This will be accomplished by constructing and operating a complete ACS smelting facility that will consume a portion of the aluminum chloride produced in clay chlorination. The balance of production will be marketed as high purity anhydrous aluminum chloride to generate revenues to help defray plant-operating costs. Smelting specialists foresee rapid development of a final design for commercial cells in Phase 1, and anticipate that this will consume nine to twelve months of development time.

     The project will start as soon as TAC has secured the financing for Phase 1. Initial tasks include detailed engineering design of clay chlorination and smelting facilities, and the selection of a suitable plant site. Construction will begin with site preparation, approximately nine months after the project start. After an initial run up period, the Phase 1 plant is expected to reach full design capacity within 36 months after project start.

     After confirmation of the economic viability of the Clay-to-Aluminum Process, work will begin on the second phase of the project, namely the design, construction and operation of a commercial Clay-to-Aluminum plant. TAC proposes that a modular design concept be adopted for Phase 2, such that the eventual full-scale commercial plant will consist of a set of duplicate plant modules, operating in parallel. TAC estimates that the first plant module will be completed in the seventh year of the project, with additional modules constructed in parallel in subsequent years.

Results of Operations

    The  Company  had  no  operating revenues  and  reported  net
losses.   The  Company  is considered to be a  development  stage
enterprise; start-up activities have commenced, but the Company has received no revenue therefrom.

    The net loss for the six months ended February 29, 2000, was $1,429,964 compared to $1,582,406 for the corresponding period in 1999. During the six-month period ending February 29, 1999, the company wrote down a significant amount of its investment in the Armant Partnership, which affected its net loss.

    The initial phase of construction of the Armant Plant was completed in December 1983. Since that time, numerous test runs have been performed in an effort to achieve continuous commercial production of market grade metal chlorides. Subsequent to the Company's 1986 fiscal year end, Armant determined additional funding would be required to sustain successful operations. Therefore, because of unexpected construction delays and the continued lack of commercial production, Armant elected to discontinue capitalizing plant start-up costs as of August 31, 1986. The net loss recognized by Armant during the year ended August 31, 1988, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the six months ended February 29, 2000, was $7,040, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.


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


TOTH ALUMINUM CORPORATION
(Registrant)

BY:  Charles E. Toth                       Date: April 15, 2000
     Charles E. Toth
     Treasurer

BY:  Charles Toth                          Date: April 15, 2000
     Charles Toth
     Chairman of the Board of Directors
           Chief Executive Officer