Form 10-K/A
period 1999-08-31
TOTH ALUMINUM CORP
filed 2000-07-07
CIK 98788

==============================================================================
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549
                           FORM 10-K/A
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

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

  PART I.
  Item 1.  Description of Business.

         (a)  General development of  business.   The Company is a Development
        Stage  Enterprise.   Since  inception  in  1966,  the Company has been
        engaged in the research and development of a commercial process(es) for the production of aluminum metal, alumina and aluminum trichloride
        (commonly referred to as  aluminum chloride),   silicon tetrachloride,
        titanium tetrachloride and other commercial  grade byproducts by means
        of  patented  chemical and  engineering processes.   The principal raw
        materials used in the Company's proprietary processes are aluminum bearing materials, such as kaolin and flint clays, of which there are extensive deposits in North America and throughout the world. A variety of such clays has been tested by the Company, demonstrating the feasibility of producing commercial grades of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum
        from  these clays.   It is the  Company's  belief that its proprietary
        clay carbo-chlorination process (the "TAC-ACS Process") will be more economical, and consume less energy in the production of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum than conventional methods.

        The Company promotes it's technology through private and indvidual investors. To date, the Company has constructed two pilot plant facilities. From inception through August 31, 1999, the Company has derived no continuing revenues from the operations.

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

        The Company was incorporated under the laws of the State of Louisiana on August 25, 1966, under the name Applied Aluminum Research Corp. and was changed to the Company's present name on August 20, 1973. The principal office of the Company is located at 2141 Toth St., Highway 18, River Road, P. O. Box 250, Vacherie, LA 70090, and its telephone number is (225) 265-8181, fax number is (225) 265-7795. The Company's Standard Industrial Classification Code Number is 8890.


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

  Development Plans

        As in previous years, the principal goal of the Company is to commercialize its process to produce aluminum metal and intermediate chloride and oxides products from clay. One of the first steps in the commercialization process is the commercial production of metal chlorides. The Company is engaged in pursuing options to achieve this first level of commercialization.

        In August 1995, Fluor Daniel Inc. undertook a feasibility study of a project to construct a commercial Metal Chlorides Plant to manufacture aluminum chloride, silicon tetrachloride, titanium tetrachloride and other products from clay using the company's proprietary carbo-chlorination technology. Fluor Daniel's asses-sment was highly favorable, but the Company has not succeeded in raising the funding needed to complete the project.

        In March 1998, the Company negotiated with and entered into an Engagement Agreement with a Denver, CO based financial brokerage firm, Mercantile Resource Finance, Inc. (MRFI) for the sole purpose of accelerating the efforts to fully commercialize the TAC Process. As of this writing, nothing material or consequential has materialized.


   Plan for Aluminum Metal

        The principal business goal of the Company is the commercialization of its Clay-to-Aluminum technology. This will involve the incor-poration of electrolytic cells for the direct conversion of aluminum chloride to metallic aluminum. Such electrolytic conversion has already been demonstrated successfully on large
        scale,   by    other   companies.


  The TAC Process

        Currently, aluminum is produced from bauxite by the conventional Bayer-Hall processes. In the TAC Process, wet clay is heated in a dryer until the free moisture is evaporated. Then the dried clay is mixed with lignite char and a catalyst. Then sent to a calciner where heating drives off the remaining moisture and activates the clay. The calcined clay, together with lignite char, is fed continuously into a fluid bed chlorinator where it reacts with chlorine gas. The oxide compounds present in the clay, react with chlorine and form gaseous chloride compounds. These are condensed and separated into aluminum chloride, silicon chloride and titanium chloride. Aluminum chloride may be smelted by electrolysis to produce aluminum.

        It is management's belief that the TAC-ACS Process will ultimately produce aluminum and other metal intermediates at less cost, and at lower energy consumption than conventional production methods currently used.

  The Products

        The products from commercial application of TAC's technology will include aluminum metal, aluminum chloride, high performance alumina, silicon tetrachloride, titanium tetrachloride and other metal chlorides and oxides. The market for aluminum metal is well-known.

        Aluminum chloride is commonly used as a catalyst to make detergents,
        dyes, pigments, plastics, pharmaceuticals, etc.   Aluminum chloride
        can be further oxided to produce a high grade alumina for use in high grade ceramics.

        Silicon tetrachloride is used principally as a feed stock for fumed silica, which has a number of commercial applications. Today, it is used most commonly as a component in silicon rubbers and household caulking compounds, as a additive in powdered foods, and as a thickening agent in products, such as non-drip paint, cosmetics and ice cream.

        Titanium tetrachloride is used in the production of titanium dioxide pigment for paper and paints. In addition, for the manufac-ture of titanium metal and alloys.

  The Armant Plant

        The Company is General Partner in a limited partnership (Armant) formed in 1982 to construct and operate a metal chlorides plant in Vacherie, Louisiana.

  Competition

        Competing producers of aluminum metal, alumina, aluminum trichloride, silicon tetrachloride and titanium tetrachloride include larger, more established firms, some of which are divisions of international corporations. These firms have established markets, and proven technologies. There can be no assurance that the plants will ultimately achieve such production, or if such production is achieved, it will be at competitive market pricing.

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

  Patents

        The primary asset of the Company is its proprietary technology, commonly referred to as the TAC-ACS process, the Clay-to-Aluminum Process. TAC has developed its proprietary clay chlorination and purification technology, the TAC Process, from laboratory, through bench scale, to large scale pilot plant and is now poised to commercialize its breakthrough, low cost continuous manufacturing process. Several prestigious engineering companies have evaluated the technology, and have declared it ready for commercialization.

        TAC intends to combine the TAC Process with other aluminum chloride smelting, ACS, technology, creating a new integrated TAC-ACS Process, the Clay-to-Aluminum Process, to manufacture primary aluminum and titanium tetrachloride from clays. TAC protects part of the technology as Trade Secrets under Intellectual Property Law. TAC has patented parts of the technology and applied for a patent of the continuous process and other parts of the Clay-to-Aluminum Process. Effectively, TAC has collected, created and maintains unique control over the information that will enable them to commercialize and exploit the Clay-to-Aluminum Process Technology more efficiently than any other party.



    Research and Development Activities

        At the present time, Research and Development activites center around continued technical support for the commercialization of the Clay-to Aluminum Process.


                                    Fiscal Years Ended August 31,
                                    1999          1998        1997
        Research and development  $13,700       $ 12,400     $29,700

  Employees

        At September 30, 1999, the Company had 4 contracted employees.

  Item 2.  Properties.

          The Company believes that its current offices are sufficient to house its existing operations. See "Investments--Armant" for a description of the properties utilized by the Armant Partnership.

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


  Item 5.  Selected Financial Data.

            The following selected financial data has been derived from the
            Company's  unaudited   financial   statements.   This  selected
            financial data should be read in conjunction with the financial statements of the Company and notes related thereto appearing
            elsewhere herein.   The  financial statement of the Company has
            been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from its inception in 1966 through August 31, 1999 of approximately $71,713,335. The recover ability of the Company's investment in and receivables from Armant is dependent on the applicable investee achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial
            statements  do  not  include   any  adjustments relating to the
            recover ability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful
            operations.   See  "Management's  Discussion  and  Analysis  of
            Financial   Condition   and  Results  of  Operations"  and  the
            Financial Statements of the Company and Notes thereto.

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

Total
 stockholders
 equity.........($33,270,465) ($30,031,090)($26,535,019)($22,607,153) ($15,743,029)

        The significant decrease in the Total Stockholders Equity in 1996 is directly attributed to the Company's forced write down of its investment in Armant, thereby increasing its loss.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Liquidity and Capital Resources

     During the fiscal year ended August 31, 1999, total assets decreased to $35,158 from $108,042 at August 31, 1998 and $195,040 at August 31, 1997.

     The primary asset of the Company is its proprietary technology, commonly referred to as the TAC-ACS Process, the Clay-to-Aluminum Process. TAC protects part of the technology as Trade Secrets under Intellectual Property Law. TAC has patented parts of the technology and applied for a patent of the continuous process and other parts of the Clay-to-Aluminum Process. Effectively, TAC has collected, created and maintains unique control over the information that will enable them to commercialize and exploit the Clay-to-Aluminum Process Technology more efficiently than any other party.

     Total liabilities, including the new Series "A-1" Convertible  Promissory
     Note increased from $26,709,622 at August 31, 1997 to $30,118,695 at August 31, 1998 to $38,288,186 at August 31, 1999. Cash on hand decreased from $918 at August 31, 1998 to $440 at August 31, 1999.


  Working Capital Meeting Operating Needs and Commitments

     From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock and short term borrowings from individual sources and from creditors, with a commitment to continue into the forceseeable future. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through August 31, 1999, of approximately $71,713,335. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

     In the first step, which TAC has designated Phase 1, TAC proposes that a demonstration plant be built and operated. Operation of this plant will permit engineers to fine tune the design of the subsequent larger facility in Phase 2. Equally important, the Phase 1 plant will provide a hands-on training facility for plant staff. Phase 2 of the project will comprise the design and construction of a full scale commercial Clay-to-Aluminum chloride plant, including a 5,000 ton/year aluminum metal cell. Cost of Phase 1 is estimated to be $45 million and the cost of Phase 2 will be determined after Phase 1 has been completed.

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

     The  project  will  start  as  soon  as TAC has secured the financing for
     Phase 1. Initial tasks includes detailed engineering design of clay chlorination and small smelting facilities to produce 1,000 pounds of aluminum metal per day, and the selection of a suitable plant site.

     After confirmation of the economic viability of the Clay-to-Aluminum Process, work will begin on the second phase of the project, namely the design, construction and operation of a commercial Clay-to-Aluminum chloride plant.

     In  light  of  the   Company's   net  operating  loss  carry-forwards  of
     approximately $57,908,338 at August 31, 1999, management believes that none of the provisions of the Tax Reform Act of 1986 will, in any respect, have a material impact upon the Company's liquidity or earnings for the foreseeable future.

  Results of Operations

     TAC's Clay Chlorination Pilot Plant, at the Armant site in Vacherie, was completed in 1983 and was operated in block (continuous chlorination and condensation to produce crude aluminum chloride, followed by continuous operation of the purification system) mode through 1988. Approximately 150 pilot plant runs were made, and tonnage lots of high purity aluminum chloride and commercial grade silicon tetrachloride were successfully marketed. TAC made several major breakthroughs in systems operation, and the plant sections finally achieved smooth, controlled operation in 1987. In l988, the Pilot Plant was shut down and TAC planned to undertake the next stages of its process commercialization program (higher capacity, continuous mode clay chlorination, and aluminum chloride electrolysis) in expanded facilities to be acquired from Alcoa. The planned transaction with Alcoa was not completed, however, and no furthers Pilot Plant operations have occurred since then. The Company had no operating revenues and reported net losses. The Company had been considered a development stage enterprise; start-up activities had commenced, but the Company has received no continued revenue therefrom.

  1999 Compared to 1998

     The net loss for the fiscal year ended August 31, 1999 was $3,239,375 compared to $3,496,071 in 1998. The decrease was due to an decrease in Loss in Investment and advances to Armant. The Company has nearly written off its entire investment in the Armant Partnership. Cost and Expenses decreased to $3,147,457 in 1999 from $3,320,510 in 1998. During the same period, promotional, general and administrative expenses increased to $1,845,352. During the year ended August 31, 1999, the company recognized $1,288,405 in interest expense, compared to $2,838,598 in 1998. Also, during fiscal year ended August 31, 1999, the company recognized $43,206 in loss from Armant. Armant has had no operation during this year, except for routine maintenance and upkeep, and the Company recognizes the related loss.

  1998 Compared to 1997

     The net loss for the fiscal year ended August 31, 1998 was $3,496,071 compared to $3,927,866 in 1997. The decrease was due to an decrease in Loss in Investment and advances to Armant. The Company has nearly written off its entire investment in the Armant Partnership. Total expenses increased to $3,320,510 in 1998 to $1,732,823 in 1997. During the same period, promotional, general and administrative expenses increased to $469,512. During the year ended August 31, 1998, the company recognized $2,838,598 in interest expense, compared to $1,732,823 in 1997. Also, during fiscal year ended August 31, 1998,the company recognized $51,800 in loss from Armant. Armant has had no operation during this year, except for routine maintenance and upkeep, and the Company recognizes the related loss.



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

PART III

     Item 8.  Directors and Officers of the Company.

          The directors and officers of the Company and their ages are as follows:

         Name                 Age     Position with the Company
         ------------------  ----   ---------------------------
         Charles Toth          67   Chairman of the Board of
                                    Directors and Chief
                                    Executive Officer

         Gervase M. Chaplin    62   Sr. Vice President
                                    Engineering and Technology

         Glenn A. Nesty        87   Director

         Calvin J. Laiche      68   Director

         Russell F. Haas       62   Director and Chief Financial Officer

         Simon Mexic           68   Director

            Charles Toth, the Company's Chairman of the Board, founded the Company in 1966. Mr. Toth served as President from 1966 to 1974, when he resigned as President and was elected Chairman of the Board of Directors.

            Gervase M. Chaplin was employed in January 1976, and currently holds the position of Senior Vice President, Engineering and Technology. He had previously been Manager of Process
            Development. Dr. Chaplin has B.S. degrees in Chemistry, Geology, and Metallurgical Engineering and holds a Ph.D. in Chemical Engineering. He had previously served as Plant Manager for Newmont Mining and as Senior Research Specialist with Exxon Production Research of Houston.

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

            Simon Mexic joined the company's board of directors in December of 1997. He is a retired New Orleans businessman who was involved in the local jewelry retail, real estate and insurance industries.

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

        Between 1983 and 1989, this Corporation has been unable to raise sufficient capital from any outside source to keep it in operation. Consequently, its CEO, while holding substantial amounts of stock at the time, sold his private stock, under the "Dribble Out Rules", shares that were released from Escrow after almost 12 years, where he could only sell small amounts of stock at a time, and loaned the proceeds to the Corporation and/or purchased equipment needed in the
        Corporation's   operation.  Several  years  later,  a  new  minority
        stockholder purchased less than 50 shares of the Corporation's stock, and employed an attorney, who specialized in Rule 16 (b) violations, filed a suit in Federal Court, challenging this procedure. Our research indicated that the new and now current law was not made
        retroactive  upon  re-enactment,   because  this  opposing  attorney
        lobbied Congress and prevailed, keeping the old law in tact, for his existing cases. Today, there are legal provision in Rule 16 (b) for transactions of this nature, making them in total compliance of the law.

        Even under the old Rule 16 (b) law, various exceptions existed, such as the sale of Stock that was acquired in good faith in connection with a debt previously contracted, as was urged in the legal proceeding by the Corporation's CEO. While the transaction was very legal, only the recordation of the transaction on the Corporate books was not specific enough to comply with this complicated, archaic Rule 16 (b), which has since been modified. Because the
        specific  language  was  not  employed  between  the   CEO  and  the
        Corporation, an oversight on the part of the Corporate Secretary, in other words, all officers in TAC's organziation had a total lack of knowledge over this quirk in the law. This allowed the minority stockholder to argue against the exception that the Corporation had relied upon in support of these transactions, after having expended considerable legal fees and having filed many legal proceedings prior to the trial.

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

                                                 Other
                                                 Compensation,
                                                 Cash           Securities
      Name of Individual                         Compensation,  Properties
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

            The following table sets forth certain information as of September 30, 1999, with respect to the beneficial ownership of the Company's common stock by all stockholders known by the Company to be the beneficial owners of more than 5% of its outstanding common stock, by directors who own common stock and by all officers and directors as a group:


                                          Number of           Percent
             Name                         Shares Owned (1)    of Class
        ----------------------            ----------------   ---------
        Charles Toth                       1,416,750            4.0%
        Dr. Gervase M. Chaplin               140,000            *
        Glenn A. Nesty                        34,000            *
        Calvin J. Laiche                           0            *
        Russell F. Haas                       20,000    (2)     *

        All officers and directors
         as a group (5 persons)            1,610,750            5.0%

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

               None.

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




        Charles Toth                    July 5, 2000
        Charles Toth
        Chairman of the Board
        of Directors and Chief
        Executive Officer

        Charles Ernest Toth Jr.         July 5, 2000
        Charles Ernest Toth Jr.
        Treasurer


        Glenn Nesty                     July 5, 2000
        Glenn Nesty
        Director

        Calvin J. Laiche                July 5, 2000
        Calvin J. Laiche
        Director

        Russell F. Haas                 July 5, 2000
        Russell F. Haas
        Director and CFO

        Simon Mexic                     July 5, 2000
        Simon Mexic
        Director

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

TOTH ALUMINUM CORPORATION
COMBINED BALANCE SHEETS, AUGUST 31, 1999 AND 1998       (Unaudited)
                                                 1999           1998
                                               ------         ------
ASSETS
  CURRENT ASSETS:
  Cash ....................................    $   440       $    918
  Accounts receivable:
     Officers and employees................
     Other.................................          0              0

  Total current assets.....................      $ 440         $  918

  INVESTMENTS IN AND ADVANCES TO:
     TACMA India Limited...................
     Armant Partnership....................   $ 15,254     $   58,460
  Total....................................   $ 15,254     $   58,460

  PROPERTY, PLANT AND
     EQUIPMENT - Net.......................   $ 22,654     $   48,354

  PATENTS AND PATENT RIGHTS (net of
     accumulated amortization: ............      $ 110         $  320
                                             =========     ==========
  TOTAL...................................  $   38,158      $ 108,042

  See notes to financial statement

  TOTH ALUMINUM CORPORATION
  COMBINED BALANCE SHEETS, AUGUST 31, 1999 AND 1998       (Unaudited)
                                                 1999           1998
  LIABILITIES                                   ------         ------
  CURRENT LIABILITIES:

  Notes payable-related parties............  $   23,100      $  23,100
  Notes payable-other .....................     300,000        300,000
  Accounts payable:
     Trade.................................     594,631        498,300
     Officers and employees................     458,467        357,491
  Accrued salaries ........................   1,586,997      2,246,955
  Accrued expenses ........................     337,585        243,000
  Accrued interest payable.................   1,637,984      1,855,552
  Total current liabilities................   4,938,744      5,524,398

  DEFERRED CREDIT .........................           0              0


  SERIES "A-1" Convertible
  Promissory Note (CPN)1
    CPN Related Parties
       Principal...........................  11,853,251      7,398,265
       Accrued interest payable............   4,541,588      5,958,838
    CPN Other Parties
       Principal...........................   5,978,421      5,978,421
       Accrued interest payable............   5,976,182      5,258,773
       Total Series "A-1" Notes............$ 28,349,442   $ 24,594,297

  CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
      and offering costs of)...............$     20,437   $    $20,437

  STOCKHOLDERS' EQUITY:
  Common stock - no par value;
     Authorized 36,000,000 shares;
     issued and outstanding:
     35,466,193 shares in 1998
     and 35,466,193 shares in 1997.........$ 38,258,096*  $ 38,258,096*
  Common stock subscribed..................      20,000         20,000
  Paid in capital..........................     164,774        164,774
  Deficit accumulated during
    the development stage.................. (71,713,335)   (68,473,960)
  Total stockholders' equity............... (33,270,465)   (30,031,090)
                                            ===========     ==========
  TOTAL....................................$     38,158   $    108,042

  *See section 11 of the "Notes to Financial Statements"


  TOTH ALUMINUM CORPORATION  STATEMENTS OF OPERATIONS AND DEFICIT
  FOR THE YEARS ENDED AUGUST 31, 1999, 1998, AND 1997 AND CUMULATIVE FOR THE
  PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 1999      (Unaudited)
                                                                       FROM
                                                                   INCEPTION TO
                      .......FOR THE YEARS ENDED AUGUST 31 ...       AUGUST 31,
                                1999         1998       1997           1999
                                ----         -----      ----           ----
  COSTS AND EXPENSES:
  Research and
    development......        $ 13,700     $ 12,400     $ 29,700      $7,743,240
  Promotional,
    general and
    administrative...       1,845,352      469,512      379,271      16,534,376
  Interest...........       1,288,405    2,838,598    1,323,852      17,241,537
                            ---------    ---------    ---------      ----------
  Total..............       3,147,457    3,320,510    1,732,823      41,519,153
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

(Unaudited)

1.  ORGANIZATION AND ACCOUNTING POLICIES

Going Concern Basis

     This being a Development Stage Enterprise, the accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through August 31, 1999, and August 31, 1998, of $71,713,335 and $68,473,960, respectively.

     Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through August 31, 1999, of approximately $71,713,335. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company' s patented processes is possible. This was further confirmed by a study in 1996 prepared by Fluor Daniel, Inc.

     TAC is committed to provide the highest-grade technology to empower the world's lowest cost, most energy efficient production of primary aluminum metal and titanium tetrachloride, and associated by-products, and to generate robust returns for its investors. Today, the world consumes approximately 20 million short tons of primary aluminum annually, with demand growing at approximately 3% to 5% per year, creating a need for 600,000 additional tons of primary aluminum, every year. TAC's initial goal is to capture the growth market with aluminum produced from clay via its new chloride processing technology. In the future, as existing Bayer-Hall aluminum plants eventually become uncompetitive, TAC foresees that they will be replaced with new Clay-to-Aluminum facilities.

     TAC intends to be the catalyst for this evolutionary change in the aluminum industry.

     TAC's plans include not only the provision of processing technology, but also the development and supply of operating know how, engineering designs and construction expertise, in order to accomplish this vision.

     TAC is totally committed to producing the highest quality of primary aluminum metal and associated chemical products, at lowest cost through conservation of energy and the use of abundant low cost raw materials. TAC intends that its Clay-to-Aluminum processing will become the recognized technology for manufacturing primary aluminum.

     TAC's future plans call for expanding its technology into other fiends, including recovery of metals from wastes and extraction of other metals from their ores.

     TAC had endeavored to commercialize its technology since 1987 but despite the apparent advantages of clay based processing; the technology has yet to be commercially implemented. There are several reasons for TAC's lack of success in attracting development Participants, but two hurdles are clearly evident.

     Firstly, TAC is not a significate player in aluminum and its financial condition does not promote confidence in its perceived ability to see
     the Project  through to a successful conclusion.   Secondly, in its past
     commercialization  efforts,   TAC  had  insisted  on  maintaining  total
     ownership  of  the   technology,   which  was  not  acceptable  to  some
     prospective participants. A third reason is that Clay-to-Aluminum technology does not enhance today's bauxite and alumina based aluminum processes - it replaces them instead. TAC's technology is not suitable
     to retrofit  existing  facitilies.   Successful commercialization of the
     Clay-to-Aluminum process would mean that industry's hugh investments in existing Bayer and Hall-Heroult plants would eventually be made obsolete, and the value of industry's installed capital assets, and the value of its bauxite reserves would be drastically reduced. A fourth hurdle results from Alcoa's decision to abandon its own chloride based ASP process. TAC's approach to potential project Participants has invariably elicited responses similar to the following: "Alcoa expensed enormous resources on their aluminum chloride smelting process, and yet they abandoned it. If the largest aluminum company in the world, Alcoa, will not support the technology, why should I?"

     While this is a logical response, Alcoa's approach was very different from TAC's, and our approach has some very significant cost and environmental advantages over Alcoa's, which make us confident of success. There are fundamental technical differences between TAC's Clay-to-Aluminum process and Alcoa's ASP technology. There were also marked differences between Alcoa's and TAC's research and development philosophies, especially in regard to the crucial question of purification of aluminum chloride. Several of the technical problems that contributed to Alcoa' s cost escalations do not occur in TAC's processes.

     In 1987, TAC management decided to purchase the ASP technology from Alcoa, and TAC and Alcoa reached agreement on the terms by which TAC would acquired both the ASP technology and the ASP Plant and site in Texas. Subsequently, when virtually all that remained was for Alcoa to provide a certificate of environmental release, Alcoa suddenly changed the terms and the deal fell through.

     It is significant to note that Alcoa's decision to cancel their Palestine smelting program was made just a few years before TAC was successful in producing high purity aluminum chloride from clay in its Vacherie pilot plant.

     Later, when TAC brought its achievements to the attention of Alcoa's President, he acknowledged that their decision to end process development might have been different if our breakthroughs had come earlier. However, he declared emphatically that Alcoa's new course was set firmly in a different direction; that basic research within Alcoa was being severely curtailed; and, finally, that he would not authorize reopening a project whose write-off had caused "blood to be spilled" in Alcoa.

     TAC management had decided to purchase Alcoa's ASP technology, and TAC and Alcoa reached agreement on the terms by which TAC would acquire both the ASP technology and the ASP Plant and site in Texas. Subsequently, when virtually all that remained was for Alcoa to provide a certificate of environmental release, Alcoa suddenly changed the terms and the deal fell through.

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

     After confirmation of the economic viability of the Clay-to-Aluminum Process, work will begin on the second phase of the project, namely the design, construction and operation of a commercial Clay-to-Aluminum Chloride and a full scale 5,000 tons per year of aluminum metal smelting cell. TAC proposes that a modular design concept be adopted for Phase 2 smelting operation, such that the eventual full scale commercial plant will consist of parallel plant modules.

     In light of the Company's net operating loss carry-forwards of approxi-mately $56,172,863 at August 31, 1999, management believes that none of the provisions of the Tax Reform Act of 1986 will, in any respect, have a material impact upon the Company's liquidity or earnings for the foreseeable future.

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
                                       ==========     ===========


Development Stage Enterprise

     The Company was incorporated in August 1966. Since inception, the Company's activities have consisted primarily of the development of processes for the commercial production of aluminum intermediates together with marketable byproducts. The Company is considered to be a Development Stage Enterprise, but the Company has received no revenues therefrom.


Property and Depreciation

     Property, plant and equipment is stated on a cost basis.   Depreciation
     for book purposes is provided by use of the straight-line method over the estimated useful lives of the assets, which range from 4 to 20
     years.   Depreciation  for tax purposes is provided by use of the MACRS method for the current year and ACRS method for previous years. Improvements on leased property are amortized over the lesser of the
     lease term or  useful  life of the asset.   Renewals and betterments of
     property and equipment are capitalized and maintenance and repairs are charged to operations, as incurred. Upon retirement or sale of property, the cost and accumulated depreciation are removed from the accounts and
     any gain  or loss is recognized.   Investment tax credits are accounted
     for using the flow-through method.


Patents, Trade Secrets and Intellectual Property

     Patent costs include legal and other costs incurred in filing for and obtaining patents; such costs are amortized using the straight-line basis over the lesser of the legal or estimated useful life of the patent.

     The primary asset of the Company is its proprietary technology, commonly referred to as the TAC-ACS process, the Clay-to-Aluminum Process. TAC has developed its proprietary clay chlorination and purification technology, the TAC Process, from laboratory, through bench scale, to large scale pilot plant and is now poised to commercialize its breakthrough, low cost continuous manufacturing process. Several prestigious engineering companies have evaluated the technology, and have declared it ready for commercialization.

     TAC intends to combine the TAC Process with other aluminum chloride smelting, ACS, technology, creating a new integrated TAC-ACS Process, the Clay-to-Aluminum Process, to manufacture primary aluminum and titanium tetrachloride from clays. TAC protects part of the technology as Trade Secrets under Intellectual Property Law. TAC has patented parts of the technology and applied for a patent of the continuous process and other parts of the Clay-to-Aluminum Process. Effectively, TAC has collected, created and maintains unique control over the information that will enable them to commercialize and exploit the Clay-to-Aluminum Process Technology more efficiently than any other party.


Disclosure of Year 2000 Issues

     The  Company  is  engaged  in  the  commercialization  of  its patented carbo-chlorination processes for the production of aluminum, alumina and aluminum trichloride, silicon tetrachloride, titanium tetrachloride. At present the company has no ongoing manufacturing operation, there-
     fore no  revenues  are  derived  from  its  operation.   Recent  market
     surveys indicate a continued growth and demand for these products beyond the year 2000.

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

     The Company has prepared a contingency plan in the event of a disrup-tion in its ability to continue funding of its ongoing operation. The Company has secured a personal commitment for its operating capital needs. However, in the event of a major disruption of the Financial Markets, the Company's continued existing would be in doubt.

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


2.  INVESTMENTS

General

     The Company has historically maintained investments in two affiliates, TACMA and Armant. The investment in TACMA was expensed during 1988. The Company applies the equity method of accounting for its investment in Armant. The collectibiilty of the advances to and the recovery of the investment in, and advances to Armant and recoverability of the capitalized cost of Armant is doubtful, hence it has been written down to $15,254 for book and tax purposes.

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
                                              August 31,
                                           1999          1998
                                          ------        ------
     Assets:
     Plant and equipment........      $ 2,231,000    $ 3,799,000
     Other......................           72,000        100,000
                                      -----------    -----------
         Total..................      $ 2,303,000    $ 3,899,000
                                      ===========    ===========

     Liabilities and Equity:
     Notes payable - Toth Aluminum
     Corporation.................     $ 3,240,000    $ 4,740,000
         Payables - Toth
           Aluminum Corp.........      17,420,000     16,970,000
         Other payables..........         790,000        710,000

     Equity - Toth Aluminum
          Corporation...........     (19,134,000)   (18,508,000)
          - Other...............         (13,000)       (13,000)
                                      (19,147,000)   (18,521,000)
                                      -----------    -----------
        Total....................     $ 2,303,000    $ 3,899,000
                                      ===========    ===========


                                         Year Ended August 31,

                                          1999           1998
                                         ------         ------
     Statement of Plant Expenses
     Direct plant costs...........    $  33,000     $    14,000
        Interest Expense..........      274,000         195,000
        General and
          administrative costs....       76,000          98,000
                                     ----------     -----------
        Net loss                      $ 383,000     $   307,000
                                     ==========     ===========


                                                    August 31,
                                                1999           1998
                                               ------         ------
     Payable to and Equity of
       Toth Aluminum Corporation
     Notes payable....................      $20,013,000   $ 19,842,000
     Payables.........................        4,689,000      5,240,000
        Beginning equity of
        the Company...................       (5,560,000)    (5,560,000)
     Less:  Loss from Armant..........      (10,989,000)   (11,650,000)
          Affiliates interest
          capitalized by Armant, but
          not accrued by the Company..       (5,620,000)    (5,620,000)
     Expensed by Armant, but not
          accrued by the Company......       (2,518,000)    (2,310,000)
                                             -----------   ------------
     Investment in and advances to
          Armant......................       $   15,254       $ 58,450
                                             ===========   ============


3.  PROPERTY, PLANT AND EQUIPMENT


     At August 31, 1999 and 1998, the Company's property, plant and equipment consisted of the following:

                                                 1999            1998
                                                ------          ------
     Equipment........................       $  15,325       $  15,325
     Furniture and fixtures...........          99,636          99,636
     Leasehold improvements...........         355,127         355,127
     Autos, tractors and trucks.......          39,800          39,800
                                              --------        --------
                                               509,888         509,888
     Accumulated depreciation and
       amortization...................        (487,234)       (453,330)
                                              --------        --------
     Property, plant
       and equipment - net............       $  22,654       $  56,558
                                             =========       =========

4.  NOTES PAYABLE

     Notes payable consisted of the following:

                                                        August 31,
                                                     1999            1998
                                                    ------          ------
     Demand notes, and payable to
       related parties, unsecured (A):
         At 12%..........................           $ 323,100     $ 323,100
                                                   ----------    ----------
     Series "A-1" Convertible
        Promissory Notes
         Payable to related parties......           7,398,265     6,726,150
         Payable to others...............          10,258,407     5,575,742
         Interest Payable................          10,692,770    11,217,611
                                                   ===========   ===========
     Total...............................        $ 28,672,542   $24,917,397


5.  INCOME TAXES

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

6.  STOCK OPTIONS AND WARRANTS

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


7.  COMMON STOCK ISSUANCES

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

                                  Number of       Total Dollar   Price Per Share
                                  Shares Issued   Consideration  Range   Average
                                  -------------   -------------  -----   -------
From September 1, 1992
  to August 31, 1999:
Beginning Balance..............     35,466,193     $38,428,176
Issued for cash................            -               -
Issued to officers, employees,
 directors and consultants for
 services......................            -               -
Issued upon payment of common
 stock subscribed..............            -               -
Total
                                    ----------     -----------
Total at August 31, 1999            35,466,193     $38,428,176
                                    ==========     ===========


8. SERIES "A-1" CONVERTIBLE PROMISSORY NOTE

     In May of 1995, the Company elected to convert the majority of its indebtedness into shareholder equity. At that time, there existed a Convertible Promissory Note, which provided for the existing indebtedness to be converted into stock based upon the conversion price of $.50 per share plus a warrant to purchase an additional equal number of shares at $.75 per share. The new Series "A-1" Convertible Promissory Note's conversion price remains the same at $.50 per shares, with a warrant to purchase an additional equal number of shares, however, the price has changed and is now at $.30 cents per share. There are several limitations, primarily, the Company does not have sufficient shares of Common Stock authorized to permit conversion of the Series "A-1" Notes. Accordingly, the Notes is not convertible into Common Stock, until such time as there has been an amendment to the Articles of Incorporation of the Company, approved by its shareholders, increasing the number of authorized shares of Common Stock to an amount sufficient to cover the number of shares subject to conversion under the Series "A-1" Notes. This Series "A-1" Convertible Promissory Note had a maturity of 5 years, which has subsequently been extended for an additional 5 years by the Board of Directors.

     If,  as  intended,  the  holders  of   the   Series  "A-1"  Convertible
     Promissory Note  were  to  convert today, this conversion would enhance
     the   Stockholder's  Equity  section  by increasing the Common Stock by
     $28,349,442 thereby increasing the share of Common Stock to 113,397,768,
     eliminating  the  same   dollar  value  from  the  Company's liability.
     Management believes that of the   total outstanding debt, more than 90%
     will eventually convert their debt into shareholder equity. Of the 10% who will not convert are companies or individuals which can not accept payment of the company's equity, such as lawyers and auditors.

     If at the next regular shareholders meeting the Company has failed to amend its Articles of Incorporation to authorize the issuance of additional shares of Common Stock, the Noteholder shall have the right and option to tender the Series "A-1" Note to the Company to be exchanged for a new non-convertible promissory note payable on demand in cash in a principle amount equal to the greater of the principal amount and interest due under this Note, or the product of the total number of shares of Common Stock into which the Note is convertible, multiplied by the average of the mean bid and ask prices of the Company's Common Stock at the close of business over the ten business days immediately preceding the date of tendering of the Note.


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

Name of               Balance at                                           Balance
Related Party         Beginning          Additions         Deductions       at End

For the fiscal years
ended August 31,

1999
Armant                $  5,240,000       $      -        $   4,689,000A $   551,000

1998
Armant                $  8,494,000      $        -       $   5,240,000A $ 3,254,000

1997
Armant                $ 25,788,136       $      -        $  17,294,136A $ 8,494,000



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

For the fiscal years
ended August 31,

1999
Armant                $   -                    -                 -               -

1998
Armant                $   -                    -                 -               -

1997
Armant                $   -                    -                 -               -

