Form 10-Q/A
period 2000-02-29
TOTH ALUMINUM CORP
filed 2000-07-07
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q/A

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
            For The Quarter Ended February 29, 2000


                                                                       Page
 Part I  Financial Information

    Balance Sheets - February 29, 2000 and August 31, 1999...........    3

    Statements of Operations - Six Months
    Ended February 29, 2000 and February 28, 1999....................    5

    Statements of Cash Flows - Six Months
    Ended February 29, 2000 and February 28, 1999....................    6

    Notes to Financial
    Statements.......................................................    8

    Management's Discussion and Analysis of the Financial
    Conditions and Results of Operations.............................    15



Part II Other
    Information......................................................    20

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)
                                               February 29,      AUGUST 31,
                                                  2000             1999
ASSETS
CURRENT ASSETS:
Cash.....................................      $    394              440
Total Current Assets.....................           394              440

Property, Plant and Equipment Net........         8,214           15,254

OTHER ASSETS
Investments in and Advances to
     Armant Partnership Net..............         9,608           22,654
Patents and Patent Rights (net of
     Accumulated amortization:...........           110              110
Total Other Assets.......................         9,718           22,764

TOTAL....................................      $ 18,326         $ 38,158

See notes to financial statement



                                              February 29,      August 31,
                                                  2000             1999
LIABILITIES

CURRENT LIABILITIES:
Notes payable-related parties...........      $  23,100         $ 23,100
Notes payable-bank......................             -                -
Notes payable-other ....................        300,000          300,000
Accounts payable:
     Trade..............................        660,831          594,631
     Officers and employees.............        481,426          458,467
Accrued salaries .......................      1,503,013        1,586,997
Accrued expenses .......................        366,334          337,585
Accrued interest payable................      1,794,550        1,637,984
Total current liabilities...............      5,129,254        4,938,744

Series "A-1" Convertible Promissory Note1
  Related Parties Principal.............     12,080,096       11,853,251
     Accrued interest payable...........      5,178,143        4,541,588
 Non-Related Parties Principal..........      5,988,421        5,988,421
     Accrued interest payable...........      6,335,186        5,976,182
     Total Series "A-1" Notes...........     29,581,846       28,349,442

CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
     and offering costs of $1563........         20,437           20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value.............     38,258,097*      38,258,097*
Common stock subscribed.................         20,000           20,000
Paid in capital.........................        164,774          164,774
Deficit accumulated during the
     development stage..................    (73,162,701)     (71,713,335)
Total stockholders' equity..............    (34,719,830)     (33,270,465)


TOTAL...................................      $  18,326        $  38,158


*See section 11, notes to Financial Statements of the August 31, 1999 10-K.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)

                         Three Months Ended   Six Months Ended   From Inception
                          February February   February February    to February
                             29,       28,       29,        28,         29,
                            2000      1999      2000       1999        2000
COSTS AND EXPENSES:
  Research and
Development............   $ 8,471   $ 7,410    $10,451    $ 10,830   $ 7,747,691
  Promotional, general
and administrative.....   160,652   138,900    352,716     337,619  $ 16,887,092
  Interest.............   581,955   668,219  1,162,273   1,184,145  $ 18,355,552
      Total............   751,078   814,529  1,422,924   1,532,594  $ 42,990,335


OTHER (INCOME) EXPENSE:


Loss in Investment and
   Advances to ArmantA..              8,100                 22,400    17,433,513

Equity in loss
of Armant..............     3,520    12,400      7,040      27,430    12,738,853
 NET LOSS..............   754,598   835,029  1,429,964   1,582,406  $ 73,162,701


Loss Per Common Share..      $.02      $.02      $. 04        $.04

A-Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $17,441,613 of its investment in and advances to Armant.


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

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable.................
  Decrease (Increase) in
    Prepaid expenses...........                                    (27,371)
  Increase in accounts payable
    and accrued expenses.......    616,472        716,807       15,490,504
  Increase (decrease) in notes
    notes payable..............    802,928        802,600       22,716,902
                                    (3,524)        (9,527)   ($ 20,547,331)


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
                                     Six Months Ended        From Inception
                                        February 29,         To February 29,
                                     2000           1999           2000
INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment.............                    (13,307)    ($ 1,159,046)
  Acquisition of patents......                                    (443,475)
  Cash investment in and
    Advances to TACMA.........                                  (1,076,595)
  Cash investments in and
    advances to Armant........                    (13,000)     (20,760,548)
  Write off of Investments in
    and Cash advance to Armant.      3,520         22,400       17,119,322
  Proceeds from sale of net
    Profit interest...........   _________       ________      $    50,000
                                     3,520          9,400     ($ 6,270,342)
FINANCING ACTIVITIES:
  Stock issued or subscribed
    For cash..................                                  18,481,076
  Preferred stock issued
    For cash..................                                     266,400
  Proceeds from long term
    Obligations...............                                   1,430,349
  Proceeds from warrants
    Issued for cash...........                                   6,236,507
  Common stock issuance
    cost......................                                    (166,550)
  Issuance of convertible
    Debentures................                                   1,913,973
  Cash received upon
    Conversion of debentures
    To common stock...........                                     112,999
  Payment of long term
    Obligations...............     _______         ______       (1,457,071)
                                        -              -        26,817,673

INCREASE (DECREASE) IN CASH             (4)          (127)              (4)
CASH BEGINNING OF PERIOD               398            366           ______
CASH END OF PERIOD                     394            239              394

See notes to financial statements

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of February 29, 2000, and the results of its operations and changes in financial position for the three months then ended.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-
K, dated August 31, 1999.


2. The accompanying unaudited financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1976 through February 29, 2000, and August 31, 1999, of $73,162,701 and
$71,713,335,  respectively.

    The Company plans to fund its near term operations through short-term borrowing. The recoverability of the Company's investments in and advances to Armant and the recoverability of the capitalized cost of Armant is doubtful, hence it has been written down to $9,608 for tax purposes.

    The Company's ability to continue in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to fund the operating and capital needs, obtain additional financing as may be required, and ultimately to attain successful operations. Should the Company be unable to obtain investment partners it may experience significant difficulty raising funds. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary, should the Company be unable to continue in existence.


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




Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock and short term borrowings from individual sources and creditors have been obtained, with a commitment to continue into the forseeable future. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1976 through February 29, 2000, of approximately $73,162,701. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible. This was further confirmed by a study in 1976 prepared by Fluor Daniel, Inc.


Immediate Development Plans

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

    TAC's  future   plans  call for expanding its technology into
other  fields,  including   recovery  of  metals  from wastes and
extraction of other metals from their ores.

    TAC had endeavored to commercialize its technology since 1987 but despite the apparent advantages of clay based processing; the technology has yet to be commercially implemented. There are several reasons for TAC's lack of success in attracting development Participants, but two hurdles are clearly evident.

    Firstly, TAC is not a major player in aluminum and its financial condition does not promote confidence in its perceived ability to see the Project through to a successful conclusion. Secondly, in its past commercialization efforts, TAC had insisted on maintaining total ownership of the technology, which was not acceptable to some prospective participants. A third reason is that Clay-to-Aluminum technology does not enhance today's bauxite and alumina based aluminum processes-it replaces them instead. Successful commercialization of the Clay-to-Aluminum process would mean that industry's hugh investments in existing Bayer and Hall-Heroult plants would eventually be made obsolete, and the value of industry's installed capital assets, and the value of its bauxite reserves would be drastically reduced. A fourth hurdle results from Alcoa's decision to abandon its own chloride based ASP process. TAC's approach to potential project Participants has invariably elicited responses similar to the following: "Alcoa expensed enormous resources on their aluminum chloride smelting process, and yet they abandoned it. If the largest aluminum company in the world, Alcoa, will not support the technology, why should I?"

    While this is a logical response, Alcoa's approach was very different from TAC's, and our approach has some very significant cost and environmental advantages over Alcoa's, which make us confident of success. There are fundamental technical differences between TAC's Clay-to-Aluminum process and Alcoa's ASP technology. There were also marked differences between Alcoa's and TAC's research and development philosophies, especially in regard to the crucial question of purification of aluminum chloride. Several of the technical problems that contributed to Alcoa's cost escalations do not occur in TAC's processes.

     The Company's intention in the near-term is to focus its efforts and resources on completing a project to commercialize the Clay-to-Aluminum Process be undertaken in multiple steps.

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

    The second goal will be the generation of refined designs for full-scale commercial smelting cells. This will be accomplished by constructing and operating a complete ACS smelting facility that will consume a portion of the aluminum chloride produced in clay chlorination. The balance of production will be marketed as high purity anhydrous aluminum chloride to generate revenues to help defray plant-operating costs. Smelting specialists foresee rapid development of a final design for commercial cells in Phase 1, and anticipate that this will consume nine to twelve months of development time.

     The project will start as soon as TAC has secured the financing for Phase 1. Initial tasks include detailed engineering design of clay chlorination and smelting facilities, and the selection of a suitable plant site. Construction will begin with site preparation, approximately nine months after the project start. After an initial ramp up period, the Phase 1 plant is expected to reach full design capacity within 36 months after project start.

     After confirmation of the economic viability of the Clay-to-Aluminum Process, work will begin on the second phase of the project, namely the design, construction and operation of a commercial Clay-to-Aluminum plant. TAC proposes that a modular design concept be adopted for Phase 2, such that the eventual full-scale commercial plant will consist of a set of duplicate plant modules, operating in parallel. TAC anticipates that additional modules will be constructed in parallel in subsequent years.


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

    TAC also undertook construction of an aluminum dross chlorination plant in New Delhi, India, in partnership with TACMA and a local secondary aluminum producer. The plant succeeded in demonstrating dross chlorination and the production of crude aluminum chloride from secondary aluminum dross, but the crude product was never purified. Due to a lack of local investor financing, the purification system and other sections of the plant were never completed, and TAC withdrew from the project.

    The  Company  had  no  operating revenues  and  reported  net
losses.   The  Company  is considered to be a  development  stage
enterprise; start-up activities had commenced, but the Company has received no revenue therefrom.

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


TOTH ALUMINUM CORPORATION
(Registrant)

BY:  Charles E. Toth                       Date: July 6, 2000
     Charles E. Toth
     Treasurer

BY:  Charles Toth                          Date: July 6, 2000
     Charles Toth
     Chairman of the Board of Directors
           Chief Executive Officer