Form 10-Q
period 2000-05-31
TOTH ALUMINUM CORP
filed 2000-07-07
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended: May 31, 2000
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

Common stock, without par value                35,466,193
        Class                         Outstanding at May 31, 2000




                    TOTH ALUMINUM CORPORATION


                       INDEX TO FORM 10-Q

               For The Quarter Ended May 31, 2000



                                                           Page

Part I  Financial Information

        Balance Sheets - May 31, 2000
        and August 31, 1999..............................

        Statements of Operations - Nine Months
        Ended May 31, 2000 and May 31, 1999..............

        Statements of Cash Flows - Nine Months
        Ended May 31, 2000 and May 31, 1999..............

        Notes to Financial
           statements....................................

        Management's Discussion and Analysis
        of the Financial Conditions and Results
        Of Operations....................................

Part II   Other Information..............................









TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)

                                            MAY 31,     AUGUST 31,
                                              2000         1999
ASSETS

CURRENT ASSETS:
Cash ...............................             310         440
Accounts receivable-other...........             -           -
Total current assets................             310         440


OTHER ASSETS:

Property, Plant and
Equipment - Net.....................           4,694      15,254

Investments in and Advances
      to Armant Partnership.........           7,100      22,654
Patents and Patent Rights (Net of
      accumulated amortization......          17,240         110

Total Other Assets..................          24,340      22,764


TOTAL ASSETS........................       $  29,344  $   38,158





                                              MAY 31,   AUGUST 31,
                                               2000        1999
LIABILITIES

CURRENT LIABILITIES:
Notes payable-related parties.......       $  23,100    $  23,100
Notes payable-bank..................              -            -
Notes payable-other.................         300,000      300,000
Accounts payable:
     Trade .........................         690,400      594,621
     Officers and employees.........         510,300      458,467
Accrued salaries....................       1,803,013    1,586,997
Accrued expenses....................         412,400      337,585
Accrued interest payable............       1,981,510    1,637,984
Total current liabilities...........       5,720,723    4,938,744

DEFERRED CREDIT.....................             -            -


Series "A-1" Convertible Promissory Note(1)
Related Parties
     Principal......................      12,080,096    11,853,521
     Accrued Interest Payable.......       5,540,545     4,541,318
Non-Related Parties
     Principal......................       5,978,421     5,978,421
     Accrued Interest Payable.......       6,514,538     5,976,182
Total Series "A-1" Notes............      30,113,600    28,349,442


CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
     and offering costs of $1,563)..          20,437        20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value.........      38,258,096    38,258,096
Common stock subscribed.............          20,000        20,000
Paid in capital.....................         164,774       164,774
Deficit accumulated during the
     development stage..............     (74,268,286)  (71,713,335)
Total stockholders' equity..........     (35,825,416)  (33,270,465)


TOTAL LIABILITIES...................      $   29,344   $    38,158

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                        From
                           Three Months Ended     Nine Months Ended   Inception
                             May        May        May         May     To May
                             31,        31,         31,        31,       31,
                            2000       1999        2000       1999      2000

COSTS AND EXPENSES:
Research and
     Development........ $  3,900   $  4,400    $ 14,351  $  11,850  $ 7,751,591

Promotional, general and
     administrative.....  365,480    180,965     718,196    518,584   17,252,572

Interest................  718,566    662,519   1,880,839  1,947,557   19,074,118
   Total................1,087,946    839,118   2,613,386  2,477,991   44,078,281


OTHER (INCOME) EXPENSE:
Loss in Investment and
     advances to
     Armant............                4,600                 27,000   17,442,630

Equity in loss of
     Armant............     8,514      7,800      15,554     35,162   12,747,367

NET LOSS...............$1,096,460  $ 851,518  $2,628,940 $2,540,153  $74,268,286

Loss Per Common Share..     $.03       $.03        $.07       $.07


See notes to financial statements.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

                                        Nine Months Ended      From Inception
                                       May 31,      May 31,      To May 31,
                                        2000           1999          2000

OPERATING ACTIVITIES

NET LOSS..........................  ($2,628,940)   ($2,540,153)  ($74,268,287)

ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

Depreciation and
     amortization.................       10,560        19,500       1,202,785
Amortization and write
     off of patents...............            0           210         440,768
Amortization of prepaid leases....                                    302,424
Amortization of Financing.........                                     95,000
Loss on divestiture
     of Subsidiaries..............                                    912,586
Losses from joint venture.........                     35,432      11,189,335
Other.............................                                    111,616
Proceeds from royalty
     Prepayments..................                                    172,760
Prepayment of Leases..............                                    (16,104)
Disposition of Property,
     Plant, and Equipment.........                                     27,745


CHANGES IN OPERATING ASSETS
 AND LIABILITIES:
Increase in accounts
     receivable...................                                          0
Decrease (Increase) in
     prepaid expenses.............           -             -          (27,371)
Increase in accounts payable and
     accrued expenses.............      781,979      1,233,106     15,656,011
Increase in notes payable.........    1,834,945      1,241,965     23,814,191
                                         (1,456)        (9,940)  ($20,517,085)



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS - (Continued)


                                          Nine Months Ended      From Inception
                                         May 31,        May 31,      May 31,
                                          2000           1999         2000

INVESTING ACTIVITIES:
Purchase of property,
     plant and equipment...........                    (13,307)   ($1,159,046)
Acquisition of patents.............     (17,140)            -        (460,515)
Investment of Certificate
     of Deposit....................                                (3,995,000)
Cash investment in and
     Advances to TACMA.............                                (1,076,595)
Cash investments in and
     Advances to Armant............                    (17,600)   (20,785,927)
Write off of Investment and Cash
     advances to Armant............      15,554         27,000     17,131,365
Redemption of Certificates
     of Deposit....................                                 3,995,000
Proceeds from sale of net
     Profit interest...............                              $     50,000
                                         (1,586)         9,400     (6,300,718)

FINANCING ACTIVITIES:
Stock issued or subscribed
     for cash......................                                18,481,076
Preferred stock issued for cash....                                   266,400
Proceeds from long term
     Obligations...................                                 1,430,349
Proceeds from warrants
     Issued for cash...............                                 6,236,507
Common stock issuance cost.........                                  (166,550)
Issuance of convertible
     Debentures....................                                 1,913,963
Cash received upon Conversion
     of debentures to
     Common Stock..................                                   112,999
Payment of Long term
     Obligations...................                                (1,457,071)
                                            -              -       26,817,673

INCREASE (DECREASE) IN CASH........       (130)          (540)           (130)
CASH BEGINNING OF PERIOD...........        440            918
CASH END OF PERIOD.................   $    310       $    378             310


See notes to financial statements


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of May 31, 2000, and the results of its operations and changes in financial position for the three months then ended.

    The   accounting  policies  followed  by  the  Company  are  set forth in Note 1 to the Company's financial statements in Form 10-K, dated August 31, 1999.

2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through May 31, 2000, and August 31, 1999, of $74,268,286 and $71,713,335, respectively.

    The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to fund the operating and capital needs, and to obtain additional financing as may be required, and ultimately to attain successful operations. Should the Company be unable to obtain investment partners it may experience significant difficulty. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

Costs capitalized and deferred by Armant consisted of the following:


                                              May 31,      August 31,
                                               2000            1999
Direct carbo-chlorination plant costs:
    Process equipment..................  $  1,550,000     $ 1,740,000
    Leasehold improvements.............        19,000          37,000
                                            1,569,000       1,777,000
Self-construction and start-up costs:
  Salaries:
    Engineering........................         9,000          17,000
     Plant construction and
        operations.....................       310,000         420,000
     Indirect labor and overhead.......         8,000          17,000
                                              327,000         454,000

                                         $  1,896,000     $ 2,231,000



    Presented below is summarized financial information of Armant.

                                              May 31,      August 31,
                                               2000           1999
Assets:
     Plant and equipment..............    $ 1,511,000    $  2,231,000
     Other............................         64,000          72,000

     Total............................    $ 1,575,000    $  2,353,000

Liabilities and Equity:
   Notes payable - Toth Aluminum
       Corporation....................    $ 3,240,000    $  3,240,000
     Payables - Toth Aluminum Corp....     17,240,000      17,420,000
          Other payables..............        810,000         790,000

     Equity - Toth Aluminum
          Corporation.................    (19,882,000)    (19,134,000)
           - Other....................        (13,000)        (13,000)
                                          (19,895,000)    (19,147,000)

       Total..........................    $ 1,575,000    $  2,303,000


                                                 Nine Months Ended
                                               May 31,        May 31,
                                                2000           1999
Statement of Plant Expenses
     Direct plant costs...............          6,000          26,000
     Interest expense.................        240,000         229,000
     General and
           administrative costs.......         16,000          57,000
 Net loss                                 $   262,000      $  312,000



                                             May 31,       August 31,
                                              2000            1999
Payable to and Equity of Toth Aluminum
     Corporation:
   Notes  payable......................  $ 20,013,000    $ 20,013,000
    Payables...........................     4,798,000       4,689,000
  Beginning equity of the Company......    (5,560,000)     (5,560,000)
       Less:  Loss from Armant.........   (10,989,000)    (10,989,000)
       Affiliates interest:
        Capitalized by Armant, but
         not accrued by the Company....    (5,620,000)     (5,620,000)
        Expensed by Armant, but not
           accrued by the Company......    (2,635000)      (2,518,000)
   Investment in and advances to
        Armant.........................   $     7,000     $    26,000


4.    Notes  payable  consisted  of  the  following:

                                              May 31,      August 31,
                                               2000            1999
Demand notes payable to related
      parties, unsecured At 12%........        23,100          23,100
Notes payable to other parties,
     secured (A) At 12%................       300,000         300,000
Series "A-1" Convertible
  Promissory Notes
     Payable to related parties........    12,080,096      11,853,521
     Payable to others.................     5,978,421       5,978,421
                                           18,058,517      17,831,942

Total..................................  $ 18,381,617      18,155,042

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


Management's   Discussion  and  Analysis  of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources

    During the nine months ended May 31,2000, total assets decreased to $29,344 from $38,158 at August 31, 1999, and current assets decreased from $440 to $310. The primary asset of the Company is its proprietary technology, commonly referred to as the TAC-ACS process, the Clay-to-Aluminum Process. TAC has developed its proprietary clay chlorination and purification technology, the TAC Process, from laboratory, through bench scale, to large scale pilot plant and is now poised to commercialize its breakthrough, low cost continuous manufacturing process. Several prestigious engineering companies have evaluated the technology, and have declared it ready for commercialization.

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


Total  Liabilities,  including    the  Series  "A-1"  Convertible
Promissory Note, increased from $33,288,186 to $35,834,323 during the same period.

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

    The net loss for the nine months ended May 31, 2000, was $2,628,940 compared to $2,540,153 for the corresponding period in 1999. During the nine month period ending May 31, 2000, the company continues to write down a significant amount of its investment in the Armant Partnership which affected its net loss.

    The net loss recognized by Armant during the three months ended November 30, 1987, resulted primarily from expensing start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the nine months ended May 31,2000, was $15,554, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.


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




TOTH ALUMINUM CORPORATION
(Registrant)








BY: Charles E. Toth                     Date: July 7, 2000
    Charles E. Toth
    Treasurer






BY: Charles Toth                        Date: July 7, 2000
    Charles Toth
    Chairman of the Board of Directors
    Chief Executive Officer