Form 10-Q
period 2000-11-30
TOTH ALUMINUM CORP
filed 2001-01-17
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended:  November 30, 2000
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

Common stock, without par value                 35,466,193
           Class                   Outstanding at November 30, 2000

                    TOTH ALUMINUM CORPORATION


                       INDEX TO FORM 10-Q

            For the Quarter Ended November 30, 2000


                                                                 Page

Part I  Financial Information (Unaudited)

        Balance Sheets - November 30, 2000
        and August 31, 2000....................................

        Statements of Operations - Three Months
        Ended November 30, 2000 and 2000 ......................

        Statements of Cash Flows - Three Months
        Ended November 30, 2000 and 2000.......................

        Notes to Financial Statements..........................

        Management's Discussion and Analysis
        of the Financial Conditions and Results
        of Operations..........................................


Part II Other Information......................................








TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS  (Unaudited)

                                        November 30,  August 31,
                                            2000         2000
ASSETS

CURRENT ASSETS:
Cash ..............................     $    510        $1,538
Accounts receivable:
   Other...........................           0              0
Prepaid:
   Leases .........................           -              -
   Other...........................    _________     __________
Total current assets...............          510         1,538

INVESTMENTS IN AND
  ADVANCES TO:
   Armant Partnership..............        3,740         5,788
PROPERTY, PLANT AND
   EQUIPMENT - Net.................        6,837        10,000
PREPAID LEASES.....................           -             -

PATENTS AND PATENT
   RIGHTS (net of
    accumulated amortization:......       16,986        17,240

TOTAL..............................    $  28,073    $   34,566

                                        November 30,  August 31,
                                            2000        2000
LIABILITIES

CURRENT LIABILITIES:
  Notes payable-related parties....   $   23,100         23,100
  Notes  payable-bank..............           -              -
  Notes  payable-other ............      300,000        300,000
  Accounts payable:
    Trade..........................      754,250        722,326
    Officers and employees.........      544,855        527,577
    Accrued  salaries .............    1,947,023      1,875,018
    Accrued expenses ..............      462,276        437,338
    Accrued  interest payable......    2,216,963      2,096,013
  Total  current liabilities.......    6,248,467      5,981,337


DEFERRED CREDIT ...................           0              0

Series "A-1" Convertible
 Promissory Note1 (CPN)
 CPN Related Parties
      Principal....................   12,080,096     12,080,096
      Accrued interest payable.....    6,265,350      5,902,947
 CPN Other Parties
      Principal....................    5,978,421      5,978,421
      Accrued interest payable.....    6,848,945      6,669,592
      Total  Series "A-1" Notes....   31,172,812     30,661,056

CONVERTIBLE DEBENTURES PAYABLE
   (net of discounts, commissions,
     and offering costs of:........       20,437         20,437


STOCKHOLDERS' EQUITY:
Common stock - no par value........   38,258,096(1) 38,258,096(1)
Common stock warrants..............
Common stock subscribed............       20,000        20,000
Paid in capital....................      164,774       164,774
Deficit  accumulated
 during the development stage......  (75,856,513)  (75,071,134)

Total  stockholders' equity........  (37,413,643)  (36,628,264)


TOTAL...............................    $ 28,073     $  34,566

See  Section 11, "Notes to Financial Statements" of the August
31, 2000 10-K.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS  OF  OPERATIONS  AND DEFICIT  ACCUMULATED  DURING  THE
DEVELOPMENT  STAGE  FOR  THE  QUARTER  ENDED  NOVEMBER  30,  2000
(Unaudited)

                                           Three Months Ended   From Inception
                                              November 30       To November 30,
                                              2000       1999         2000
COSTS AND EXPENSES:
   Research and Development...........      $ 2,430     $ 1,980   $ 7,462,270
   Promotional,  general and
      administrative..................      146,145     180,064    17,647,051
    Interest..........................      632,706     532,060    20,217,046
    Total.............................    $ 781,281   $ 714,104  $ 45,626,367

OTHER (INCOME) EXPENSE:

   Loss in Investment and Advances
      To Armant........................                            17,471,835
       Equity in loss of Armant........       2,048       3,520    12,758,311

NET LOSS............ ..................  $  783,329  $  721,969    75,856,513


LOSS PER
   COMMON SHARE.......................      $  .02      $  .02



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOW
                                          Three Months Ended   From Inception
                                              November 30,     To November 30,
                                            2000       1998           2000

OPERATING ACTIVITIES
NET  LOSS..........................   $ (783,329) $ (721,969)    ($ 75,856,513)

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:

 Depreciation and
   amortization....................        3,163       6,523         1,208,042
  Amortization and write
   off of patents..................          254                       440,962
  Amortization of prepaid leases...            -           -           302,424
  Amortization of financing Cost...                                     95,000
 Loss on divesture of Subsidiaries.                                    912,586
 Loss from joint venture...........        2,048       3,520        11,205,983
 Other.............................                                    111,616
 Proceeds from royalty
   Prepayments.....................                                    172,760
 Prepayment of Leases..............                                    (16,104)
 Disposition of property,
   Plant, and equipment............                                     27,745

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable.....................                                    (10,787)
  Decrease (Increase) in
    Prepaid expenses...............                                    (27,371)
  Increase in accounts payable
    and accrued expenses...........      144,130     310,585        15,998,658
  Increase (decrease) in notes
    notes payable..................      632,706     401,299        24,858,294
                                          (1,028)        (42)    ($ 20,576,705)



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
                                         Three Months Ended     From Inception
                                            November 30,        To November 30,
                                       2000           1999           2000

INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment................              -           -      ($ 1,159,046)
  Acquisition of patents.........                                     (443,475)
  Investment of Certificates
    of Deposit...................                                   (3,995,000)
  Cash investment in and
    Advances to TACMA............                                   (1,076,595)
  Write off of Investments
    And Cash Advances to Armant..                                   17,138,202
  Cash investments in and
    advances to Armant...........                                  (20,751,082)
  Redemption of Certificates
    of Deposit...................                                    3,995,000
  Proceeds from sale of net
  Profit interest................                                       50,000
                                                                   ($6,241,996)

FINANCING ACTIVITIES:

  Stock issued or subscribed
    For cash....................                                    18,481,076
  Preferred stock issued
    For cash....................                                       266,400
  Proceeds from long term
    Obligations.................                                     1,430,349
  Proceeds from warrants
    Issued for cash.............                                     6,236,507
  Common stock issuance
    cost........................                                      (166,550)
  Issuance of convertible
    Debentures..................                                     1,913,963
  Cash received upon
    Conversion of debentures
    To common stock.............                                       112,999
  Payment of long term
    Obligations.................                                    (1,457,071)
                                               -           -        26,817,673

INCREASE (DECREASE) IN CASH               (1,028)         (42)          (1,028)
CASH BEGINNING OF PERIOD                   1,538          440
CASH END OF PERIOD                           510          398              510


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of November 30, 2000, and the results of its operations and changes in financial position for the three months then ended.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-
K, dated August 31, 2000.

  2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through November 30, 2000, and August 31, 2000, of $75,856,513 and $75,071,134,
respectively.

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

     Costs Capitalized and deferred by Armant consisted of the following:



                                        November 30    August 31
                                           2000          2000
Direct carbo-chlorination plant costs:
    Process equipment.................  $ 1,415,000   $ 1,480,000
    Other equipment...................            0             0
    Leasehold improvements............        8,000        12,000
                                          1,423,000     1,492,000
Self-construction and start-up costs:
    Salaries
    Engineering.......................        4,000         6,000
    Plant construction
       and operations.................      210,000       275,000
    Indirect labor and overhead.......        4,000         6,000
                                            218,000       289,000

                                        $ 1,641,000   $ 1,779,000


Presented  below is summarized financial information  of  Armant.


                                             November 30,   August 31,
                                                2000           2000

Assets:
    Plant and equipment.................   $  1,641,000     $ 1,779,000
    Other...............................         48,000          58,000
    Total...............................   $  1,689,000     $ 1,837,000


Liabilities and Equity
    Notes payable - Toth Aluminum
        Corporation.....................   $  3,240,000    $ 3,240,000
    Notes  payable  - Banks.............              0              0
    Payables - Toth Aluminum
        Corporation.....................     17,420,000     17,420,000
    Other   payables....................        865,000        834,000

    Equity - Toth Aluminum
        Corporation.....................    (19,823,000)   (19,644,000)
        - Others........................        (13,000)       (13,000)
                                            (19,836,000)   (19,657,000)

        Total...........................    $ 1,689,000    $ 1,837,000






                                               Three Months Ended
                                                   November 30,
                                              2000            1999
Statement of Plant Expenses
    Direct plant costs.................   $   1,000        $   1,100
    General and administrative costs...       4,000            6,400
    Interest Expense...................      26,000           58,000
    Net Loss...........................   $  31,000       $   65,500




                                           November 30,    August 31,
                                              2000           2000

Payable to and Equity of Toth Aluminum
 Corporation:

    Notes payable......................$ 20,013,000    $ 20,013,000
    Payables...........................   4,689,000       4,689,000
    Beginning equity
      of the Company...................  (5,560,000)     (5,560,000)
    Less:Loss from Armant.............. (10,989,000)    (10,989,000)
    Capitalized by Armant, but
      not accrued by the Company.......  (5,620,000)     (5,620,000)
    Expensed by Armant but
      not accrued by the Company.......  (2,529,000)     (2,527,000)
    Investment in and advances to
    Armant............................. $     3,740     $     5.788


4.  NOTES PAYABLE

    Notes payable consisted of the following:
                                           November 30,     August 31,
                                              2000            2000
    Notes payable to bank,
      collateralized (A):...............            -              -

    Demand notes payable to related
      parties, unsecured (A):  At 12%...      323,155         323,155

    Demand notes payable to
       other parties,
       unsecured (A): At 12%............            -               -

    Series "A-1" Convertible
    Promissory Notes
       Payable to related parties.......   12,080,096      12,080,096
       Payable to others................    5,978,421       5,978,421
       Interest Payable.................   13,114,295      12,602,539

Total................................... $ 31,172,812    $ 30,661,056

    A) Collateralized by a pledge of personal assets owned by the Company's Chairman of the Board.

5. The financial statements are summarized and reference is made to the "NOTES TO FINANCIAL STATEMENTS" included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, as filed with the Securities and Exchange Commission.


Management's  Discussion and Analysis of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources.

    During the quarter ended November 30, 2000, total assets decreased from $34,566 to $28,078.The primary asset of the Company is its proprietary technology, commonly referred to as the TAC-ACS process, the Clay-to-Aluminum Process. TAC has developed its proprietary clay chlorination and purification technology, the TAC Process, from laboratory, through bench scale, to large scale pilot plant and is now poised to commercialize its breakthrough, low cost continuous manufacturing process. Several prestigious engineering companies have evaluated the technology, and have declared it ready for commercialization.

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

Total  Liabilities,  including    the  Series  "A-1"  Convertible
Promissory Note, increased from $36,662,830 to $37,441,716 during the same period.



Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through November 30, 2000, of approximately $75,856,513. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.

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

     There will be two principal goals in executing Phase 1. The first goal is to refine TAC's clay chlorination procedures for implementation in commercial production facilities. TAC has already developed these procedures to an advanced stage in its pilot plant, but the design of that pilot plant did not permit long duration continous operation runs. Refinement of procedures will permit confident scale-up to full scale commercial plant capacity.

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

    The net loss for the three months ended November 30,2000, was $781,281 compared to $ 714,104 for the corresponding period in 1999. During the three month period ending November 30, 2000, the company continues to write down a significant amount of its investment in the Armant Partnership which affected its net loss.

    The net loss recognized by Armant during the three months ended November 30, 1987, resulted primarily from expensing start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the three months ended November 30,2000, was $ 2,048, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.



PART II.  Other Information

Item 1.  Legal Proceedings

    See  Item  10 of the Company's Form 10-K for the  year  ended
    August 31, 2000, concerning legal proceedings.

                           SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TOTH ALUMINUM CORPORATION
(Registrant)



BY:  Charles E. Toth Jr.
     Charles E. Toth Jr.
     Treasurer                         Date: January 15, 2001




BY:  Charles Toth
     Charles Toth
     Chairman of the
     Board of Directors                Date: January 15, 2001
     and Chief Executive Officer