Form 10-Q
period 2001-02-28
TOTH ALUMINUM CORP
filed 2001-04-18
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended: February 28, 2001
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

Common stock, without par value                   35,466,193
         Class                     Outstanding at February 28, 2001

                   TOTH ALUMINUM CORPORATION
                       INDEX TO FORM 10-Q
            For The Quarter Ended February 28, 2001


                                                                       Page
 Part I  Financial Information

    Balance Sheets - February 28, 2001 and August 31, 2000...........    3

    Statements of Operations - Six Months
    Ended February 28, 2001 and February 29, 2000....................    5

    Statements of Cash Flows - Six Months
    Ended February 28, 2001 and February 29, 2000....................    6

    Notes to Financial
    Statements.......................................................    8

    Management's Discussion and Analysis of the Financial
    Conditions and Results of Operations.............................    15



Part II Other
    Information......................................................    20

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)
                                               February 28,      AUGUST 31,
                                                  2001             2000
ASSETS
CURRENT ASSETS:
Cash.....................................      $    840            1,538
Total Current Assets.....................           840            1,538

Property, Plant and Equipment Net........         3,674           10,000

OTHER ASSETS
Investments in and Advances to
     Armant Partnership Net..............         2,100            5,788
Patents and Patent Rights (net of
     Accumulated amortization:...........        16,732           17,240
Total Other Assets.......................        18,832           23,028

TOTAL....................................      $ 23,346         $ 34,566

See notes to financial statement



                                              February 28,      August 31,
                                                  2001             2000
LIABILITIES

CURRENT LIABILITIES:
Notes payable-related parties...........      $  23,100         $ 23,100
Notes payable-bank......................             -                -
Notes payable-other ....................        300,000          300,000
Accounts payable:
     Trade..............................        786,438          722,326
     Officers and employees.............        583,427          527,577
Accrued salaries .......................      2,020,481        1,875,018
Accrued expenses .......................        513,660          437,338
Accrued interest payable................      2,463,321        2,096,013
Total current liabilities...............      6,690,427        5,981,337

Series "A-1" Convertible Promissory Note1
  Related Parties Principal.............     12,080,096       12,080,096
     Accrued interest payable...........      6,627,752        5,902,947
 Non-Related Parties Principal..........      5,978,421        5,978,421
     Accrued interest payable...........      7,028,297        6,669,592
     Total Series "A-1" Notes...........     31,714,566       30,661,056

CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
     and offering costs of $1563........         20,437           20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value.............     38,258,097*      38,258,097*
Common stock subscribed.................         20,000           20,000
Paid in capital.........................        164,774          164,774
Deficit accumulated during the
     development stage..................    (76,844,955)     (75,071,134)
Total stockholders' equity..............    (38,402,084)     (36,328,264)


TOTAL...................................      $  23,346        $  34,566


*See section 11, notes to Financial Statements of the August 31, 2000 10-K.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)

                         Three Months Ended   Six Months Ended   From Inception
                          February February   February February    to February
                             28,       29,       28,        29,         28,
                            2001      2000      2001       2000        2001
COSTS AND EXPENSES:
  Research and
Development............   $ 1,840   $ 8,471    $ 4,180    $ 10,451   $ 7,464,110
  Promotional, general
and administrative.....   195,145   160,652    341,747     352,716  $ 17,842,196
  Interest.............   788,112   581,955  1,420,818   1,162,273  $ 21,005,158
      Total............   985,097   751,078  1,766,745   1,422,924  $ 46,611,464


OTHER (INCOME) EXPENSE:


Loss in Investment and
   Advances to ArmantA..                                     8,100    17,471,835

Equity in loss
of Armant..............     3,688     3,520      5,736       7,040    12,762,342
 NET LOSS..............   988,785   754,598  1,772,481   1,429,964  $ 76,844,955


Loss Per Common Share..      $.03      $.02      $. 05        $.04

A-Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $17,471,835 of its investment in and advances to Armant.


See notes to financial statements.

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOW

                                    Six Months Ended        From Inception
                                        February 28,        To February 28,
                                    2001          2000            2001
OPERATING ACTIVITIES
NET LOSS...................... $(1,772,481)    $(1,429,964)   ($76,844,955)

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:

 Depreciation and
   amortization...............       6,326          7,040        1,211,205
 Amortization and write
   off of patents.............         508                         441,216
 Amortization of prepaid
   leases.....................          -              -           302,424
 Amortization of financing
   Cost.......................                                      95,000
 Loss on divestiture of
   Subsidiaries...............                                     912,586
 Loss from joint venture......       3,688          3,520       11,207,623
 Other........................                                     111,616
 Proceeds from royalty
   Prepayments................                                     172,760
 Prepayment of Leases.........                                     (16,104)
 Disposition of property,
   Plant, and equipment.......                                      27,745

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable.................
  Decrease (Increase) in
    Prepaid expenses...........                                    (27,371)
  Increase in accounts payable
    and accrued expenses.......    677,751        616,472       16,532,279
  Increase (decrease) in notes
    notes payable..............  1,083,510        802,928       25,325,983
                                      (698)        (3,524)   ($ 20,547,993)


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
                                     Six Months Ended        From Inception
                                        February 28,         To February 28,
                                     2001           2000           2001
INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment.............                                ($ 1,159,046)
  Acquisition of patents......                                    (443,475)
  Cash investment in and
    Advances to TACMA.........                                  (1,076,595)
  Cash investments in and
    advances to Armant........                                 (20,760,548)
  Write off of Investments in
    and Cash advance to Armant.                                 17,119,322
  Proceeds from sale of net
    Profit interest...........   _________       ________      $    50,000
                                                              ($ 6,270,342)
FINANCING ACTIVITIES:
  Stock issued or subscribed
    For cash..................                                  18,481,076
  Preferred stock issued
    For cash..................                                     266,400
  Proceeds from long term
    Obligations...............                                   1,430,349
  Proceeds from warrants
    Issued for cash...........                                   6,236,507
  Common stock issuance
    cost......................                                    (166,550)
  Issuance of convertible
    Debentures................                                   1,913,973
  Cash received upon
    Conversion of debentures
    To common stock...........                                     112,999
  Payment of long term
    Obligations...............     _______         ______       (1,457,071)
                                        -              -        26,817,673

INCREASE (DECREASE) IN CASH           (698)            (4)            (698)
CASH BEGINNING OF PERIOD             1,538            368           ______
CASH END OF PERIOD                     840            394              840

See notes to financial statements

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of February 28, 2001, and the results of its operations and changes in financial position for the three months then ended.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-
K, dated August 31, 2000.


2. The accompanying unaudited financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1976 through February 28, 2001, and August 31, 2000, of $76,844,955 and
$75,071,134,  respectively.

    The Company plans to fund its near term operations through short-term borrowing. The recoverability of the Company's investments in and advances to Armant and the recoverability of the capitalized cost of Armant is doubtful, hence it has been written down to $2,100 for tax purposes.

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


Costs capitalized and deferred by Armant consisted of the following:


                                            February 28,     August 31,
                                                2001            2000
Direct carbo-chlorination plant costs:

  Process equipment....................     $ 1,350,000     $1,480,000
  Other equipment......................              -              -
  Leasehold improvements...............           4,000         12,000
                                              1,354,000      1,492,000

Self-construction and start-up costs:
  Salaries:
     Engineering ......................           2,000          6,000
     Plant construction and
     operations........................         145,000        275,000
     Indirect labor and overhead.......           2,000          6,000
                                                149,000        289,000

Total..................................     $ 1,503,000    $ 1,779,000



Presented below is summarized financial information of Armant.


                                              February 28,  August 31,
                                                 2001          2000
Assets:
     Plant and equipment...............    $  1,503,000    $ 1,779,000
     Other.............................          38,000         58,000

        Total..........................     $ 1,541,000    $ 1,837,000

Liabilities and Equity:
   Notes payable - Toth Aluminum
     Corporation.......................     $ 3,240,000    $ 3,240,000
     Notes payable - Bank..............              -              -
     Payables - Toth Aluminum Corp.....      17,420,000     17,420,000
          Other payables...............         891,000        834,000

     Equity - Toth Aluminum
          Corporation..................     (19,997,000)   (19,644,000)
          - Other......................         (13,000)       (13,000)
                                            (20,010,000)   (19,657,000)

    Total..............................    $  1,541,000  $   1,837,000




                                                  Six Months Ended
                                           February 28,    February 29,
                                                2001           2000

Statement of Plant Expenses
     Direct plant costs................           1,000          3,000
     Interest expense..................          46,000        121,000
     General and
           administrative costs........           7,000         11,000
Net loss                                      $  54,000      $ 135,000




                                           February 28,    August 31,
                                               2001            2000
Payable to and Equity of Toth Aluminum
     Corporation:
  Notes payable........................    $ 20,013,000   $ 20,013,000
  Payables.............................       4,768,000      4,689,000
  Beginning equity of the Company......      (5,560,000)    (5,560,000)
       Less:  Loss from Armant.........     (10,989,000)   (10,989,000)
       Affiliates interest:
        Capitalized by Armant, but
         not accrued by the Company....      (5,620,000)    (5,620,000)
        Expensed by Armant, but not
         accrued by the Company........      (2,610,000)    (2,527,000)
   Investment in and advances to
         Armant........................       $   2,000     $    5,788



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

4.  Notes payable consisted of the following:

                                        February 28,   August  31,
                                            2001          2000

Demand notes payable to related
    parties, unsecured:
    At 12% .........................        23,100        23,100

Notes payable to other parties,
     secured (A):
    At 12% .........................       300,000       300,000
                                           323,100       323,100
Series "A-1" Convertible
  Promissory Notes
     Payable to related parties.....    12,080,096    12,080,096
     Payable to others..............     5,978,421     5,978,421
     Interest payable...............    13,656,049    12,602,539
                                        27,613,424    26,199,496

Total...............................  $ 31,714,566  $ 30,661,056


5. The financial statements are summarized and reference is made to the "NOTES TO FINANCIAL STATEMENTS" included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2000, as filed with the Securities and Exchange Commission.

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources

    During the six months ended February 28, 2001, total assets decreased to $23,346 from $34,566 at August 31, 2000, and current assets decreased from $1,538 to $840. The primary asset of the Company is its proprietary technology, commonly referred to as
the  TAC-ACS  process,  the  Clay-to-Aluminum  Process.   TAC has
developed its proprietary clay chlorination and purification technology, the TAC Process, from laboratory, through bench scale, to large scale pilot plant and is now poised to commercialize its breakthrough, low cost continuous manufacturing process. Several prestigious engineering companies have evaluated the technology, and have declared it ready for commercialization.

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


Total  liabilities,  including   the  Series   "A-1"    Convertible
Promissory   Note,   increased   from  $36,642,393  to  $38,404,993
during the same period.




Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock and short term borrowings from individual sources and creditors have been obtained, with a commitment to continue into the forseeable future. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through February 28, 2001, of approximately $76,844,955. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.

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

    TAC's  future   plans  call for expanding its technology into
other  fields,  including   recovery  of  metals  from wastes and
extraction of other metals from the
ir ores.

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

    The net loss for the six months ended February 28, 2001, was $1,766,745 compared to $1,422,924 for the corresponding period in 2000. During the six-month period ending February 28, 2001, the company wrote down a significant amount of its investment in the Armant Partnership, which affected its net loss.

    The net loss recognized by Armant during the year ended August 31, 1988, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the six months ended February 28, 2001, was $6,326, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.


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


TOTH ALUMINUM CORPORATION
(Registrant)

BY:  Charles E. Toth                       Date: April 16, 2001
     Charles E. Toth
     Treasurer

BY:  Charles Toth                          Date: April 16, 2001
     Charles Toth
     Chairman of the Board of Directors
           Chief Executive Officer