Form 10-Q
period 2001-05-31
TOTH ALUMINUM CORP
filed 2001-07-20
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended: May 31, 2001
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

Common stock, without par value                35,466,193
        Class                         Outstanding at May 31, 2001




                    TOTH ALUMINUM CORPORATION


                       INDEX TO FORM 10-Q

               For The Quarter Ended May 31, 2001



                                                           Page

Part I  Financial Information

        Balance Sheets - May 31, 2001
        and August 31, 2000..............................

        Statements of Operations - Nine Months
        Ended May 31, 2001 and May 31, 2000..............

        Statements of Cash Flows - Nine Months
        Ended May 31, 2001 and May 31, 2000..............

        Notes to Financial
           statements....................................

        Management's Discussion and Analysis
        of the Financial Conditions and Results
        Of Operations....................................

Part II   Other Information..............................


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)

                                            MAY 31,     AUGUST 31,
                                              2001         2000
ASSETS

CURRENT ASSETS:
Cash ...............................             530       1,538
Accounts receivable-other...........             -           -
Total current assets................             530       1,538


OTHER ASSETS:

Property, Plant and
Equipment - Net.....................               0      10,000

Investments in and Advances
      to Armant Partnership.........               0       5,788
Patents and Patent Rights (Net of
      accumulated amortization......          16,478      17,240

Total Other Assets..................          16,478      33,028


TOTAL ASSETS........................       $  17,008  $   34,566


                                              MAY 31,   AUGUST 31,
                                               2001        2000
LIABILITIES

CURRENT LIABILITIES:
Notes payable-related parties.......       $  23,100    $  23,100
Notes payable-bank..................              -            -
Notes payable-other.................         300,000      300,000
Accounts payable:
     Trade .........................         818,494      722,326
     Officers and employees.........         594,277      527,577
Accrued salaries....................       2,165,944    1,875,018
Accrued expenses....................         589,982      437,338
Accrued interest payable............       2,830,629    2,096,018
Total current liabilities...........       7,322,426    5,981,337

DEFERRED CREDIT.....................             -            -


Series "A-1" Convertible Promissory Note(1)
Related Parties
     Principal......................      12,080,096    12,080,096
     Accrued Interest Payable.......       6,990,155     5,902,947
Non-Related Parties
     Principal......................       5,978,421     5,978,421
     Accrued Interest Payable.......       7,207,649     6,669,592
Total Series "A-1" Notes............      32,256,321    30,661,056


CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
     and offering costs of $1,563)..          20,437        20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value.........      38,258,096    38,258,096
Common stock subscribed.............          20,000        20,000
Paid in capital.....................         164,774       164,774
Deficit accumulated during the
     development stage..............     (78,025,046)  (75,071,134)
Total stockholders' equity..........     (39,582,176)  (36,628,264)


TOTAL LIABILITIES...................      $   17,008   $    34,566


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                        From
                           Three Months Ended     Nine Months Ended   Inception
                             May        May        May         May     To May
                             31,        31,         31,        31,       31,
                            2001       2000        2001       2000      2001

COSTS AND EXPENSES:
Research and
     Development........ $  1,840   $  3,900    $  4,180  $  14,351  $ 7,764,020

Promotional, general and
     administrative.....  264,691    365,480     606,438    718,190   18,107,344

Interest................  909,058    718,566   2,329,876  1,880,839   21,914,216
   Total................1,175,589  1,087,946   2,940,494  2,613,386   47,785,580


OTHER (INCOME) EXPENSE:
Loss in Investment and
     advances to
     Armant............                                               17,471,835

Equity in loss of
     Armant............     8,977      8,514       5,736     15,554   12,767,631

NET LOSS...............$1,184,566 $1,096,460  $2,946,230 $2,628,940  $78,025,046

Loss Per Common Share..     $.03       $.03        $.08       $.07


See notes to financial statements.



TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
                                        Nine Months Ended      From Inception
                                       May 31,      May 31,      To May 31,
                                        2001           2000          2001

OPERATING ACTIVITIES

NET LOSS..........................  ($2,946,230)   ($2,628,940)  ($78,025,046)

ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

Depreciation and
     amortization.................        6,326        10,560       1,211,205
Amortization and write
     off of patents...............                                    441,530
Amortization of prepaid leases....                                    302,424
Amortization of Financing.........                                     95,000
Loss on divestiture
     of Subsidiaries..............                                  1,184 486
Losses from joint venture.........        8,977        35,432      11,212,912
Other.............................                                    111,616
Proceeds from royalty
     Prepayments..................                                    172,760
Prepayment of Leases..............                                    (16,104)
Disposition of Property,
     Plant, and Equipment.........                                     27,745


CHANGES IN OPERATING ASSETS
 AND LIABILITIES:
Increase in accounts
     receivable...................                                          0
Decrease (Increase) in
     prepaid expenses.............           -             -          (27,371)
Increase in accounts payable and
     accrued expenses.............    1,341,049        781,979     15,656,011
Increase in notes payable.........    1,588,806      1,834,945     23,814,191
                                           (310)        (1,456)  ($20,517,085)





TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS - (Continued)


                                          Nine Months Ended      From Inception
                                         May 31,        May 31,      May 31,
                                          2001           2000         2001

INVESTING ACTIVITIES:
Purchase of property,
     plant and equipment...........                               ($1,159,046)
Acquisition of patents.............                    (17,140)      (460,515)
Investment of Certificate
     of Deposit....................                                (3,995,000)
Cash investment in and
     Advances to TACMA.............                                (1,076,595)
Cash investments in and
     Advances to Armant............                               (20,760,548)
Write off of Investment and Cash
     advances to Armant............                     15,554     17,131,365
Redemption of Certificates
     of Deposit....................                                 3,995,000
Proceeds from sale of net
     Profit interest...............                              $     50,000
                                                        (1,586)    (6,270,342)

FINANCING ACTIVITIES:
Stock issued or subscribed
     for cash......................                                18,481,076
Preferred stock issued for cash....                                   266,400
Proceeds from long term
     Obligations...................                                 1,430,349
Proceeds from warrants
     Issued for cash...............                                 6,236,507
Common stock issuance cost.........                                  (166,550)
Issuance of convertible
     Debentures....................                                 1,913,963
Cash received upon Conversion
     of debentures to
     Common Stock..................                                   112,999
Payment of Long term
     Obligations...................                                (1,457,071)
                                            -              -       26,817,673

INCREASE (DECREASE) IN CASH........       (310)          (130)           (310)
CASH BEGINNING OF PERIOD...........        840            440
CASH END OF PERIOD.................   $    530       $    310             530


See notes to financial statements


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of May 31, 2001, and the results of its operations and changes in financial position for the three months then ended.

    The   accounting  policies  followed  by  the  Company  are  set forth in Note 1 to the Company's financial statements in Form 10-K, dated August 31, 2000.

2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through May 31, 2001, and August 31, 2000, of $78,025,046 and $75,071,134, respectively.

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

Costs capitalized and deferred by Armant consisted of the following:


                                              May 31,      August 31,
                                               2001            2000
Direct carbo-chlorination plant costs:
    Process equipment..................  $  1,285,000     $ 1,480,000
    Leasehold improvements.............                        12,000
                                            1,285,000       1,492,000
Self-construction and start-up costs:
  Salaries:
    Engineering........................                         6,000
     Plant construction and
        operations.....................        80,000         275,000
     Indirect labor and overhead.......                         6,000
                                               80,000         289,000

                                         $  1,365,000     $ 1,779,000



    Presented below is summarized financial information of Armant.

                                              May 31,      August 31,
                                               2001           2000
Assets:
     Plant and equipment..............    $ 1,365,000    $  1,779,000
     Other............................         28,000          58,000

     Total............................    $ 1,393,000    $  1,837,000

Liabilities and Equity:
   Notes payable - Toth Aluminum
       Corporation....................    $ 3,240,000    $  3,240,000
     Payables - Toth Aluminum Corp....     17,420,000      17,420,000
          Other payables..............        937,000         834,000

     Equity - Toth Aluminum
          Corporation.................    (20,191,000)    (19,644,000)
           - Other....................        (13,000)        (13,000)
                                          (20,204,000)    (19,657,000)

       Total..........................    $ 1,393,000    $  1,837,000


                                                 Nine Months Ended
                                               May 31,        May 31,
                                                2001           2000
Statement of Plant Expenses
     Direct plant costs...............          2,000           3,000
     Interest expense.................         57,000         121,000
     General and
           administrative costs.......          9,000          11,000
 Net loss                                 $    68,000      $  135,000



                                             May 31,       August 31,
                                              2001            2000
Payable to and Equity of Toth Aluminum
     Corporation:
   Notes  payable......................  $ 20,013,000    $ 20,013,000
    Payables...........................     4,768,000       4,689,000
  Beginning equity of the Company......    (5,560,000)     (5,560,000)
       Less:  Loss from Armant.........   (10,989,000)    (10,989,000)
       Affiliates interest:
        Capitalized by Armant, but
         not accrued by the Company....    (5,620,000)     (5,620,000)
        Expensed by Armant, but not
           accrued by the Company......    (2,612,000)     (2,518,000)
   Investment in and advances to
        Armant.........................   $         0     $    26,000


4.    Notes  payable  consisted  of  the  following:

                                              May 31,      August 31,
                                               2001            2000
Demand notes payable to related
      parties, unsecured At 12%........        23,100          23,100
Notes payable to other parties,
     secured (A) At 12%................       300,000         300,000
Series "A-1" Convertible
  Promissory Notes
     Payable to related parties........    12,080,096      12,080,096
     Payable to others.................     5,978,421       5,978,421
                                           18,058,517      18,058,517

Total..................................  $ 18,381,617      18,381,617

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


Management's   Discussion  and  Analysis  of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources

    During the nine months ended May 31,2001, total assets decreased to $17,008 from $34,566 at August 31, 2000, and current assets decreased from 1,533 to 530. The primary asset of the Company is its proprietary technology, commonly referred to as the TAC-ACS process, the Clay-to-Aluminum Process. TAC has developed its proprietary clay chlorination and purification technology, the TAC Process, from laboratory, through bench scale, to large scale pilot plant and is now poised to commercialize its breakthrough, low cost continuous manufacturing process. Several prestigious engineering companies have evaluated the technology, and have declared it ready for commercialization.

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


Total  Liabilities,  including    the  Series  "A-1"  Convertible
Promissory Note, increased from $36,662,830 to $39,599,184 during the same period.

Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through May 31, 2001, of approximately $78,025,046. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.

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

    The net loss for the nine months ended May 31, 2001, was $2,946,230 compared to $2,628,940 for the corresponding period in 2000. During the nine month period ending May 31, 2001, the company wrote off its investment in the Armant Partnership.

    The net loss recognized by Armant during the three months ended November 30, 1987, resulted primarily from expensing start-up costs. The net loss recognized by Armant during the year ended August 31, 1987, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to Armant. The Company's equity in the loss of Armant for the nine months ended May 31,2001, was $8,977, which was a result of Armant losses in excess of total partnership equity and was recorded as a reduction in investment in and advances to Armant.


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




TOTH ALUMINUM CORPORATION
(Registrant)








BY: Charles E. Toth                     Date: July 16, 2001
    Charles E. Toth
    Treasurer






BY: Charles Toth                        Date: July 16, 2001
    Charles Toth
    Chairman of the Board of Directors
    Chief Executive Officer