Form 10-K
period 2001-08-31
TOTH ALUMINUM CORP
filed 2001-12-17
CIK 98788

==============================================================================

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549
                           FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended:  August 31, 2001
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

State the aggregate market value of the voting stock held by non-affiliated of the registrant as of September 30, 2001; $354,500. The aggregate market value was computed using the average between the closing bid and ask prices as reported by NASDAQ and does not take into account the fact that many of the outstanding shares of common stock are restricted and may not be freely traded.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common stock, without par value                  35,466,193
        Class                           Outstanding at Sept. 30, 2001

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

        The Company promotes it's technology through private and indvidual investors. To date, the Company has constructed two pilot plant facilities. From inception through August 31, 2001, the Company has derived no continuing revenues from the operations.

        The Company, which has devoted itself primarily to the research and development of the TAC Process, has incurred a net loss of approximately $79,072,274 from inception through August 31, 2001. The Company has obtained its working capital almost exclusively from the private placement of its securities, a public stock offering, a public offering of its convertible debentures and related party and non-related party debt. The Company's continued existence is dependent upon its ability to (1) generate sufficient cash flow to meet its continuing obligations on a timely basis, (2) obtain additional financing as may be required and (3) ultimately to attain successful operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


                                    Fiscal Years Ended August 31,
                                     2001         2000        1999
        Research and development    $4,900      $16,600     $13,700

  Employees

        At September 30, 2001, the Company had 4 contracted employees.

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


                                   Bid Price
                                  Low       High
                                 -----     ------
        2001:
        First Quarter,           1/128       1/64
        Second Quarter,          1/128       1/64
        Third Quarter,           1/128       1/64
        Fourth Quarter,          1/128       1/64

        2000:
        First Quarter,           1/64       1/32
        Second Quarter,          1/64       1/32
        Third Quarter,           1/64       1/32
        Fourth Quarter,          1/64       1/32

            As of September 30, 2001, there were approximately 12,000 shareholders of record of the Company's common stock. It is estimated that an equal number of stockholders's shares are held in "nominee" or "street" name.


  Item 5.  Selected Financial Data.

            The following selected financial data has been derived from the
            Company's  unaudited   financial   statements.   This  selected
            financial data should be read in conjunction with the financial statements of the Company and notes related thereto appearing
            elsewhere herein.   The  financial statement of the Company has
            been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from its inception in 1966 through August 31, 2001 of approximately $79,072,274. The recover ability of the Company's investment in and receivables from Armant is dependent on the applicable investee achieving sufficiently profitable commercial operations. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial
            statements  do  not  include   any  adjustments relating to the
            recover ability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful
            operations.   See  "Management's  Discussion  and  Analysis  of
            Financial   Condition   and  Results  of  Operations"  and  the
            Financial Statements of the Company and Notes thereto.


                                   Selected Financial Data
                                    Years Ended August 31,
                      2000          2000         1999         1998          1997
                     ------        ------       ------       ------        ------
Total Assets.....  $  18,648      $ 34,566     $ 38,158     $108,042     $  195,040

Net loss......... $4,001,140    $3,357,799   $3,239,325   $3,496,071     $3,927,866

Loss per share of
 common stock....       $.11          $.09         $.09         $.09          $.11

Long-term debt:
 Convertible
 Debenture.......    $20,437      $ 20,437      $20,437      $20,437       $20,437

Long term debt:
 Series "A-1"
 debt........... $19,866,905   $19,866,905  $19,866,905  $19,866,905   $19,866,905

Total
 stockholders
 equity.........($40,629,404) ($36,628,264)($33,270,465)($30,031,090) ($26,535,019)



        The significant decrease in the Total Stockholders Equity in 1996 is directly attributed to the Company's forced write down of its investment in Armant, thereby increasing its loss.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Liquidity and Capital Resources

     During the fiscal year ended August 31, 2001, total assets decreased to $18,648 from $34,566 at August 31, 2000 and $38,156 at August 31, 1999.

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

     Total liabilities, including new Series "A-1" Convertible Promissory Notes increased from $30,118,695 at August 31, 1998 to $33,308,623 at August 31, 1999 to $36,662,830 at August 31, 2000 to 40,648,052 at August
     31, 2001. Cash on hand increased from $1,538 at August 31, 2000 to $2,431 at August 31, 2001.


  Working Capital Meeting Operating Needs and Commitments

     From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock and short term borrowings from individual sources and from creditors, with a commitment to continue into the forceseeable future. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through August 31, 2001, to approximately $79,072,274. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

     In  light  of  the   Company's   net  operating  loss  carry-forwards  of
     approximately $63,281,177 at August 31, 2001, management believes that none of the provisions of the Tax Reform Act of 1986 will, in any respect, have a material impact upon the Company's liquidity or earnings for the foreseeable future.

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

  2001 Compared to 2000

     The net loss for the fiscal year ended August 31, 2001 was 4,001,140 compared to 3,357,799 in 2000. Total expenses increased from 3,325,933 in 2000 to 3,985,270 in 2001. During the same period, promotional,general and administrative expenses decreased to 833,820. During the year ended August 31,2001, the company recognized 3,146,500 in interest expense compared to 2,342,803 in 2000. Also, during fiscal year ended August 31, 2001, the company recognized 15,920 loss from Armant. Due to the prolong delays in attaining the necessary funding to restart the Armant Plant the company was forced to write off a major part of its investment in the Armant Partnership. Armant has had no operation during this year, except for routine maintnance and upkeep, and the company recognizes the related loss.

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

PART III

     Item 8.  Directors and Officers of the Company.

          The directors and officers of the Company and their ages are as follows:

         Name                 Age     Position with the Company
         ------------------  ----   ---------------------------
         Charles Toth          69   Chairman of the Board of
                                    Directors and Chief
                                    Executive Officer

         Gervase M. Chaplin    64   Sr. Vice President
                                    Engineering and Technology

         Glenn A. Nesty        89   Director

         Calvin J. Laiche      70   Director

         Russell F. Haas       64   Director and Chief Financial Officer

         Simon Mexic           70   Director

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

            Calvin J. Laiche, Director and Attorney at Law, Member of Louisiana Bar, Civil Practice, State and Federal Attorney for Jefferson Parish, Magistrate for the Town of Jean Lafitte, Registered Mechanical Engineer State of Louisiana, Registered Patent Attorney, House Counsel for Toth Aluminum Corporation, and former Project Engineer for Shell Chemical Corporation.

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

        A Settlement Agreement was reached, whereby the Corporation's CEO agreed to reimburse the Corporation the amount of $1,700,000. For more details, see the appropriate section of the 10K, for the prior year.



Item 9.  Executive Compensation

 (a)   Cash Compensation.

       The following table sets forth, as of the fiscal year ended August 31, 2001, all remuneration paid by the Company during the last fiscal year to each officer whose aggregate cash compensation exceeded $60,000 to all officers of the Company, as a group.

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

            The following table sets forth certain information as of September 30, 2001, with respect to the beneficial ownership of the Company's common stock by all stockholders known by the Company to be the beneficial owners of more than 5% of its outstanding common stock, by directors who own common stock and by all officers and directors as a group:


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

        TOTH ALUMINUM CORPORATION


        BY: Charles Toth                December 4, 2001
            CHARLES TOTH
            CHAIRMAN OF THE BOARD OF DIRECTORS
            AND CHIEF EXECUTIVE OFFICER

          Pursuant to  the  requirements of the  Securities Exchange
            Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




        Charles Toth                    December 4, 2001
        Charles Toth
        Chairman of the Board
        of Directors and Chief
        Executive Officer

        Charles Ernest Toth Jr.         December 4, 2001
        Charles Ernest Toth Jr.
        Treasurer


        Glenn Nesty                     December 4, 2001
        Glenn Nesty
        Director

        Calvin J. Laiche                December 4, 2001
        Calvin J. Laiche
        Director

        Russell F. Haas                 December 4, 2001
        Russell F. Haas
        Director and CFO

        Simon Mexic                     December 4, 2001
        Simon Mexic
        Director

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

TOTH ALUMINUM CORPORATION
COMBINED BALANCE SHEETS, AUGUST 31, 2001 AND 2000       (Unaudited)
                                                 2001            2000
                                                ------          ------
ASSETS
  CURRENT ASSETS:
  Cash ....................................    $ 2,431       $    1,538
  Accounts receivable:
     Officers and employees................
     Other.................................          0                0

  Total current assets.....................    $ 2,431       $    1,538

  INVESTMENTS IN AND ADVANCES TO:
     TACMA India Limited...................
     Armant Partnership....................          0       $    5,788
  Total....................................          0       $    5,788

  PROPERTY, PLANT AND
     EQUIPMENT - Net.......................          0       $   10,000

  PATENTS AND PATENT RIGHTS (net of
     accumulated amortization: ............   $ 16,217       $   17,240
                                             =========       ==========
  TOTAL...................................    $ 18,648       $   34,566

  See notes to financial statement

  TOTH ALUMINUM CORPORATION
  COMBINED BALANCE SHEETS, AUGUST 31, 2001 AND 2000       (Unaudited)
                                                 2001           2000
  LIABILITIES                                   ------         ------
  CURRENT LIABILITIES:

  Notes payable-related parties............  $   23,100      $  23,100
  Notes payable-other .....................     300,000        300,000
  Accounts payable:
     Trade.................................     850,550        722,326
     Officers and employees................     616,510        527,577
  Accrued salaries ........................   2,323,018      1,875,018
  Accrued expenses ........................     640,863        437,338
  Accrued interest payable.................   3,075,499      2,096,018
  Total current liabilities................   7,829,540      5,981,337

  DEFERRED CREDIT .........................           0              0


  SERIES "A-1" Convertible
  Promissory Note (CPN)1
    CPN Related Parties
       Principal...........................  12,080,096     12,080,096
       Accrued interest payable............   7,352,557      5,902,947
    CPN Other Parties
       Principal...........................   5,978,421      5,978,421
       Accrued interest payable............   7,387,001      6,669,592
       Total Series "A-1" Notes............$ 32,798,075   $ 30,661,056

  CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
      and offering costs of)...............$     20,437   $    $20,437

  STOCKHOLDERS' EQUITY:
  Common stock - no par value;
     Authorized 36,000,000 shares;
     issued and outstanding:
     35,466,193 shares in 1998
     and 35,466,193 shares in 1997.........$ 38,258,096*  $ 38,258,096*
  Common stock subscribed..................      20,000         20,000
  Paid in capital..........................     164,774        164,774
  Deficit accumulated during
    the development stage.................. (79,072,274)   (75,071,134)
  Total stockholders' equity............... (40,629,404)   (36,628,264)
                                            ===========     ==========
  TOTAL....................................$     18,648   $     34,560

  *See section 11 of the "Notes to Financial Statements"


  TOTH ALUMINUM CORPORATION  STATEMENTS OF OPERATIONS AND DEFICIT
  FOR THE YEARS ENDED AUGUST 31, 2001, 2000, AND 1999 AND CUMULATIVE FOR THE
  PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 2001      (Unaudited)
                                                                       FROM
                                                                   INCEPTION TO
                      .......FOR THE YEARS ENDED AUGUST 31 ...       AUGUST 31,
                                2001         2000       1999           2001
                                ----         -----      ----           ----
  COSTS AND EXPENSES:
  Research and
    development......         $ 4,900     $ 16,600     $ 13,700      $7,764,740
  Promotional,
    general and
    administrative...         833,820      966,530    1,845,352      18,334,726
  Interest...........       3,146,500    2,342,803    1,288,405      22,730,840
                            ---------    ---------    ---------      ----------
  Total..............       3,985,270    3,325,933    3,147,457      48,830,306
                           ==========   ==========   ==========      ==========

  OTHER (INCOME) EXPENSE:

  Loss in Investment
    and advances to
    Armant...........(A)        5,788        9,466       43,206      17,477,623

  Equity in Loss
    in Armant........          10,132       22,400       48,712      12,764,345
                             --------   ----------   ----------     -----------
  NET LOSS...........       4,001,140    3,357,799    3,239,375      79,072,274
                            =========   ==========    =========     ===========

  DEFICIT ACCUMULATED
  DURING THE
  DEVELOPMENT STAGE,
  BEGINNING OF
  PERIOD............      $75,071,134   $71,713,335 $68,473,960
                         ------------   ----------- -----------

  DEFICIT ACCUMULATED
  DURING THE
  DEVELOPMENT STAGE,
  END OF PERIOD.....      $79,072,274  $75,071,134  $71,713,335     $79,072,274
                          ===========  ===========  ===========     ===========
  LOSS PER
  COMMON SHARE                 $.11          $.09         $.09
                          ===========  ===========  ===========

  (A) Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $17,419,163 of its investment and advances in Armant.

  See notes to financial statements.


TOTH  ALUMINUM  CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF   STOCKHOLDER'S
EQUITY  FOR  THE  YEARS  ENDED   AUGUST 31, 2001,  2000, AND  1999  AND  CUMULATIVE  FOR  THE
PERIOD  FROM  INCEPTION  (AUGUST 1966)  TO AUGUST 31,2001
                                                            (Unaudited)

                                  ..............FOR THE YEARS ENDED AUGUST 31........................             FROM INCEPTION
                                  .......2001...................2000....................1999 ........           TO AUGUST 31, 2001
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
See notes to financial statements.


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS EQUITY (Continued)                                                                   (Unaudited)
                              .............FOR THE YEARS ENDED AUGUST 31.............................          FROM INCEPTION
                              .........2001.......................2000................1999...........        TO AUGUST 31, 2001
                               SHARE         AMOUNT        SHARE         AMOUNT     SHARE      AMOUNT       SHARES        AMOUNT
COMMON STOCK WARRANTS:
Balance, beginning
 of period................
                                                                                                              ---            ---
Warrants issued
  for cash................                                                                                  727,966        72,718
Warrants exercised........                                                                                  (26,594)       (3,577)
Warrants expired..........                                                                                 (701,372)      (69,141)
                               _____         _____         _____         _____      _____      _____       ________       _______
Balance, end of period....                   - 0 -                       - 0 -                 - 0 -                        - 0 -
                               =====         -----         =====         -----      =====      -----       ========       -------
PAID IN CAPITAL:
Balance, beginning
 of period.................                164,774                     164,774               164,774
In conjunction
  with financing...........                                                                                               95,000
In connection with
 acquisition of subsidiary.                                                                                              140,356
In connection with
 divestiture of subsidiary.                                                                                             (140,356)
Common stock warrants
 expired and exercised.....                                                                                               69,774
                                          ________                    ________              ________                    ________
Balance, end of period.....                164,774                     164,774               164,774                     164,774
                                          ________                    ________              ________                    ________
DEFICIT ACCUMULATED DURING
   THE DEVELOPMENT STAGE:
Balance, beginning
  of period................            (71,713,335)                (68,473,960)          (64,977,887)
New Loss...................             (3,357,799)                 (3,239,375)           (3,496,071)                (75,071,134)
                                       ------------                ------------          ------------                ------------
Balance, end of period.....            (79,072,274)                (71,713,335)          (68,473,960)                (79,072,274)

TOTAL STOCKHOLDERS EQUITY..            (40,629,404)                (36,628,264)          (33,270,465)                (40,629,404)


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 2001, 2000,AND
1999 AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 2001
                                                                        FROM INCEPTION
                               .......FOR THE YEARS ENDED AUGUST 31....   TO AUGUST 31,
                                2001         2000             1999           2001
                               ------       ------           ------         ------
OPERATING ACTIVITIES

NET LOSS................    $(4,001,140)  $(3,357,335)    $(3,239,375)   $(79,072,274)

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH
 PROVIDED BY OPERATING
 ACTIVITIES:
  Depreciation and
   amortization..........        10,000        12,654          25,700       1,214,879
  Amortization and write
   off of patents........         1,023           620             210         441,731
  Amortization of
   financing costs.......                                                      95,000
  Loss on divestiture
   of subsidiaries.......                                                     912,586
  Amortization of prepaid
   leases................                                                     302,424
  Losses from joint
    venture..............         6,500         14,600          48,712     11,130,435
  Other..................                                                     111,616
  Proceeds from royalty
   prepayments...........                                                     172,760
  Prepayment of leases...                                                     (16,104)
  Disposition of property,
   plant and equipment...                                                      27,745

CHANGES IN OPERATING ASSETS
 AND LIABILITIES:
  Decrease (Increase)
   in accounts receivable.                                                    (10,787)
  Decrease (Increase)in
   prepaid expenses......                                                     (27,371)
  Increase (Decrease) in
   accounts payable......       852,090       987,699       1,506,129      16,824,490
  Increase (Decrease) in
   notes payable.........     3,116,500     2,311,614       1,605,199      27,342,088
                              ---------   -----------       ---------      ----------
                               $(15,027)     $(30,768)       $(92,396)   $(20,550,782)


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS - (Continued

                                                                        FROM INCEPTION
                              ......FOR THE YEARS ENDED AUGUST 31....    TO AUGUST 31,
                                 2001          2000            1999           2001
                                ------        ------          ------         ------
INVESTING ACTIVITIES:
 Purchase of property,
   plant and equipment....                                                 (1,159,046)
 Acquisition of patents...                                                   (443,475)
 Investment of
  certificates of deposit.                                                 (3,995,000)
 Cash investments in and
   advances to TACMA.....                                                  (1,076,595)
 Cash investments in and
   advances to Armant....         5,788         9,466         9,741       (20,766,336)
 Write off of Investments
 and Cash advances to
   Armant................        10,132        22,400        43,206        17,129,454
 Redemption of certif.-
   cates of deposit......                                                   3,995,000
 Proceeds from sale of
   net profit interest...                                                      50,000
                              ---------    ----------    ----------        ----------
                                 15,920        31,866        52,947        (6,265,998)
                              ---------    ----------    ----------        ----------
FINANCING ACTIVITIES:
 Stock issued for cash....                                                 18,481,076
 Preferred stock issued
   for cash...............                                                    266,400
 Proceeds from long
   term obligations.......                                                  1,430,349
 Proceeds from warrants
   issued for cash........                                                  6,236,507
 Common stock
   issuance costs.........                                                   (166,550)
 Issuance of convertible
   debentures.............                                                  1,913,963
 Cash received upon
   conversion of debentures
   to common stock........                                                    112,999
  Payment of long term
   obligations.............                                                (1,457,071)
                              ---------     ---------    ----------       -----------
                                                                           26,817,673
                              ---------     ---------    ----------       -----------
INCREASE (DECREASE) IN CASH   $     893        (1,098)         (478)              893

CASH BEGINNING OF PERIOD          1,538           440           918
                              ---------     ---------    ----------       -----------
CASH END OF PERIOD            $   2,431     $   1,538     $     440          $  2,431
                              =========     =========    ==========       ===========



TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31,
2001, 2000 AND 1999 AND CUMULATIVE FOR THE PERIOD FROM INCEPTION
(AUGUST 1966) TO AUGUST 31, 2001

(Unaudited)

1.  ORGANIZATION AND ACCOUNTING POLICIES

Going Concern Basis

     This being a Development Stage Enterprise, the accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through August 31, 2001, and August 31, 2000, of $79,072,274 and $75,071,134, respectively.

     Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through August 31, 2001, of approximately $79,072,274. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company' s patented processes is possible. This was further confirmed by a study in 1996 prepared by Fluor Daniel, Inc.

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

     In light of the Company's net operating loss carry-forwards of approxi-mately $79,072,274 at August 31, 2001, management believes that none of the provisions of the Tax Reform Act of 1986 will, in any respect, have a material impact upon the Company's liquidity or earnings for the foreseeable future.

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


Related Party Transactions

     A significant aspect of the Company's business activities consists of transactions with related parties. The following summarizes significant assets at August 31, 2001 and 2000 arising from transactions with related parties:

                                                August 31,
                                          2001           2000
                                        -------         -------
     Advances to Armant (Note 2)     $ 17,131,056     $17,131,056

     Less write off due to the
       Prolonged delay in
       Obtaining funding              (17,131,056     (17,125,267)

     Prepaid leases (Note 4)                  ---             ---
                                       ----------     -----------
     Total                             $        0       $   5,788
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

Loss Per Common Share

     Loss per common share is computed based upon the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding for the fiscal years ended August 31, 2001, and 2000 was 35,466,193, and 35,466,193, respectively. The
     Company has options outstanding that are common stock equivalents which are not considered in the computation of loss per share since the effect would be anti-dilutive.

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

Statement of Cash Flows

     In November, 1987, the Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows". The Company adopted provisions of the statement in its 1988 financial statements and restated previously reported statements of changes and are reflected in financial position for 2001, 2000 and the statement from inception to August 31, 2001.


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

     Costs capitalized and deferred by Armant consisted of the following:

                                                August 31,
                                            2001           2000
                                           ------         ------
     Direct carbo-chlorination
      plant costs:
     Process equipment.............   $ 1,120,000     $1,480,000
     Other equipment...............             0              0
     Leasehold improvements........         8,000         12,000
                                      -----------     ----------
                                        1,128,000      1,777,000

     Self-construction and start-up costs:
       Salaries:
     Engineering ..................                       6,000
     Plant construction and
         operations................       147,000       275,000
     Indirect labor and
         overhead.................                        6,000
                                      -----------    ----------
                                          147,000       287,000
                                      -----------    ----------
                                      $ 1,275,000    $1,799,000



     Presented below is summarized financial information of Armant.

     Beginning     September 1, 1986,   Armant  elected  to  discontinue
     capitalizing costs not directly associated with plant construction.
     Prior  to   September 1,  1986,  all  costs  were  capitalized  and
     deferred.
                                              August 31,
                                          2001          2000
                                         ------        ------
     Assets:
     Plant and equipment........     $ 1,275,000    $ 1,779,000
     Other......................          14,000         58,000
                                     -----------    -----------
         Total..................     $ 1,289,000    $ 1,837,000
                                     ===========    ===========

     Liabilities and Equity:
     Notes payable - Toth Aluminum
     Corporation.................    $ 3,240,000    $ 3,240,000
         Payables - Toth
           Aluminum Corp.........     17,420,000     17,420,000
         Other payables..........        842,000        834,000

     Equity - Toth Aluminum
          Corporation..........      (20,200,000)   (19,644,000)
          - Other..............          (13,000)       (13,000)
                                     (20,213,000)   (19,657,000)
                                     -----------    -----------
        Total....................    $ 1,289,000    $ 1,837,000
                                     ===========    ===========


                                         Year Ended August 31,

                                          2001           2000
                                         ------         ------
     Statement of Plant Expenses
     Direct plant costs...........    $   2,000     $     8,000
        Interest Expense..........      271,000         271,000
        General and
          administrative costs....        8,000          19,000
                                     ----------     -----------
        Net loss                      $ 281,000     $   298,000
                                     ==========     ===========


                                                    August 31,
                                                2001           2000
                                               ------         ------
     Payable to and Equity of
       Toth Aluminum Corporation
     Notes payable....................      $20,013,000   $ 20,013,000
     Payables.........................        4,689,000      4,689,000
        Beginning equity of
        the Company...................       (5,560,000)    (5,560,000)
     Less:  Loss from Armant..........      (10,989,000)   (10,989,000)
          Affiliates interest
          capitalized by Armant, but
          not accrued by the Company..       (5,620,000)    (5,620,000)
     Expensed by Armant, but not
          accrued by the Company......       (2,533,000)    (2,527,000)
                                             -----------   ------------
     Investment in and advances to
          Armant......................       $        0        $ 5,788
                                             ===========   ============


3.  PROPERTY, PLANT AND EQUIPMENT


     At August 31, 2001 and 2000, the Company's property, plant and equipment consisted of the following:

                                                 2001            2000
                                                ------          ------
     Equipment........................       $  15,325       $  15,325
     Furniture and fixtures...........          99,636          99,636
     Leasehold improvements...........         355,127         355,127
     Autos, tractors and trucks.......          39,800          39,800
                                              --------        --------
                                               509,888         509,888
     Accumulated depreciation and
       amortization...................        (509,888)       (499,888)
                                              --------        --------
     Property, plant
       and equipment - net............       $       0       $  10,000
                                             =========       =========

4.  NOTES PAYABLE

     Notes payable consisted of the following:

                                                        August 31,
                                                     2001            2000
                                                    ------          ------
     Demand notes, and payable to
       related parties, unsecured (A):
         At 12%..........................           $ 323,100     $ 323,100
                                                   ----------    ----------
     Series "A-1" Convertible
        Promissory Notes
         Payable to related parties......          12,080,096    12,080,096
         Payable to others...............           5,978,421     5,978,421
         Interest Payable................          14,739,558    12,602,539
                                                   ===========   ===========
     Total...............................        $ 32,798,075   $30,661,056


5.  INCOME TAXES

     The Company has net tax operating loss carry-forwards available which may be used to offset future taxable income. Potential tax benefits of the loss carry-forwards have not been recognized for accounting purposes since realization of the carry-forwards is not assured. The principal differences between losses recognized for tax and book purposes are research and development expenses, which are capitalized for tax purposes and the method of calculating the Company's equity in loss of Armant. At August 31, 2001, the amounts and expiration dates of the net operating loss carry-forwards were as follows:



                              Expires in Year
                Ending August 31,                Amount
               ------------------              ----------
                      2001                       1,608,600
                      2002                       1,407,200
                      2003                       8,045,300
                      2004                       1,931,000
                      2005                       1,524,000
                      2006                       1,234,000
                      2007                       3,618,000
                      2008                       2,204,000
                      2009                       2,313,000
                      2010                      16,157,300
                      2011                       6,864,124
                      2012                       3,927,868
                      2013                       3,496,071
                      2014                       3,239,375
                      2015                       3,357,799
                     -------                  ------------
                      Total                   $ 63,281,177
                                               ===========

6.  STOCK OPTIONS AND WARRANTS

Stock Option Plans:

     The Company's Board of Directors has, at various dates, awarded options to individuals to purchase the Company's common stock. During fiscal year 2001 no options were exercised. The following information is furnished with respect to options and warrants outstanding.

                               Number of Shares at
                             August 31,      August 31,
                               2001             2000
                             --------         ---------
     Exercise Price
          Options:
             $2.00-2.84      30,000              30,000
             $4.00-5.00       5,000               5,000

            Warrants:    ----------          ----------
            Total            35,000              35,000
                         ==========          ==========


7.  COMMON STOCK ISSUANCES

     On September 29, 1986, the shareholders of the Company approved an increase in the authorized common stock of the Company from 23,976,000 to 36,000,000.

     The table below sets forth common stock issuances from inception of the Company to August 31, 2001, and together with the nature of the consideration received, the range of per share prices, and the average per share price. The number of shares issued and per share prices have been adjusted, where applicable, for stock splits.

                                  Number of       Total Dollar   Price Per Share
                                  Shares Issued   Consideration  Range   Average
                                  -------------   -------------  -----   -------
From September 1, 1992
  to August 31, 2000:
Beginning Balance..............     35,466,193     $38,428,176
Issued for cash................            -               -
Issued to officers, employees,
 directors and consultants for
 services......................            -               -
Issued upon payment of common
 stock subscribed..............            -               -
Total
                                    ----------     -----------
Total at August 31, 2001            35,466,193     $38,428,176
                                    ==========     ===========


8. SERIES "A-1" CONVERTIBLE PROMISSORY NOTE

     In May of 1995, the Company elected to convert the majority of its indebtedness into shareholder equity. At that time, there existed a Convertible Promissory Note, which provided for the existing indebtedness to be converted into stock based upon the conversion price of $.50 per share plus a warrant to purchase an additional equal number of shares at $.75 per share. The new Series "A-1" Convertible Promissory Note's conversion price remains the same at $.50 per shares, with a warrant to purchase an additional equal number of shares, however, the price has changed and is now at $.10 cents per share. There are several limitations, primarily, the Company does not have sufficient shares of Common Stock authorized to permit conversion of the Series "A-1" Notes. Accordingly, the Notes is not convertible into Common Stock, until such time as there has been an amendment to the Articles of Incorporation of the Company, approved by its shareholders, increasing the number of authorized shares of Common Stock to an amount sufficient to cover the number of shares subject to conversion under the Series "A-1" Notes. This Series "A-1" Convertible Promissory Note had a maturity of 5 years, which has subsequently been extended for an additional 5 years by the Board of Directors.

     If, as intended, the holders of the Series "A-1" Convertible Promissory Note were to convert today, this conversion would enhance the Stockholder's Equity section by increasing the Common Stock by $32,798,175 thereby increasing the share of Common Stock to 131,192,300 eliminating the same dollar value from the Company's liability. Management believes that of the total outstanding debt, more than 90% will eventually convert their debt into shareholder equity. Of the 10% who will not convert are companies or individuals which can not accept payment of the company's equity, such as lawyers and auditors.

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

2001
Armant                $      5,788      $      -       $       5,788A $       0

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

For the fiscal years
ended August 31,

2001
Armant                $   -                    -                 -               -

2000
Armant                $   -                    -                 -               -

1999
Armant                $   -                    -                 -               -

