Form 10-Q
period 2001-11-30
TOTH ALUMINUM CORP
filed 2002-02-07
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended:  November 30, 2001
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

Common stock, without par value                 35,466,193
           Class                 Outstanding at November 30, 2001

                    TOTH ALUMINUM CORPORATION


                       INDEX TO FORM 10-Q

            For the Quarter Ended November 30, 2001


                                                                 Page

Part I  Financial Information (Unaudited)

        Balance Sheets - November 30, 2001
        and August 31, 2001....................................

        Statements of Operations - Three Months
        Ended November 30, 2001 and 2000 ......................

        Statements of Cash Flows - Three Months
        Ended November 30, 2001 and 2000.......................

        Notes to Financial Statements..........................

        Management's Discussion and Analysis
        of the Financial Conditions and Results
        of Operations..........................................


Part II Other Information......................................








TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS  (Unaudited)

                                        November 30,  August 31,
                                            2001         2001
ASSETS

CURRENT ASSETS:
Cash ..............................     $  1,350        $2,431
Accounts receivable:
   Other...........................           0              0
Prepaid:
   Leases .........................           -              -
   Other...........................    _________     __________
Total current assets...............        1,350         2,431

INVESTMENTS IN AND
  ADVANCES TO:
   Armant Partnership..............           -             -
PROPERTY, PLANT AND
   EQUIPMENT - Net.................           -             -
PREPAID LEASES.....................           -             -

PATENTS AND PATENT
   RIGHTS (net of
    accumulated amortization:......       15,961        16,217

TOTAL..............................    $  17,311    $   18,648

                                        November 30,  August 31,
                                            2001        2000
LIABILITIES

CURRENT LIABILITIES:
  Notes payable-related parties....   $   23,100         23,100
  Notes  payable-bank..............           -              -
  Notes  payable-other ............      300,000        300,000
  Accounts payable:
    Trade..........................      882,606        850,550
    Officers and employees.........      787,676        616,510
    Accrued  salaries .............    2,435,018      2,323,018
    Accrued expenses ..............      691,744        640,863
    Accrued  interest payable......    3,340,319      3,075,499
  Total  current liabilities.......    8,460,463      7,829,540


DEFERRED CREDIT ...................           0              0

Series "A-1" Convertible
 Promissory Note1 (CPN)
 CPN Related Parties
      Principal....................   12,080,096     12,080,096
      Accrued interest payable.....    7,714,959      7,352,557
 CPN Other Parties
      Principal....................    5,978,421      5,978,421
      Accrued interest payable.....    7,566,353      7,387,001
      Total  Series "A-1" Notes....   33,339,829     32,798,075

CONVERTIBLE DEBENTURES PAYABLE
   (net of discounts, commissions,
     and offering costs of:........       20,437         20,437


STOCKHOLDERS' EQUITY:
Common stock - no par value........   38,258,096    38,258,096
Common stock warrants..............
Common stock subscribed............       20,000        20,000
Paid in capital....................      164,774       164,774
Deficit  accumulated
 during the development stage......  (80,246,288)  (79,072,274)

Total  stockholders' equity........  (41,803,418)  (40,629,404)


TOTAL...............................    $ 17,311     $  18,648

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS  OF  OPERATIONS  AND DEFICIT  ACCUMULATED  DURING  THE
DEVELOPMENT  STAGE  FOR  THE  QUARTER  ENDED  NOVEMBER  30,  2001
(Unaudited)

                                           Three Months Ended   From Inception
                                              November 30       To November 30,
                                              2001       2000         2001
COSTS AND EXPENSES:
   Research and Development...........      $ 1,450     $ 2,430   $ 7,766,180
   Promotional,  general and
      administrative..................      306,103     146,145    18,640,829
    Interest..........................      865,361     632,706    23,601,989
    Total.............................  $ 1,172,914   $ 781,281  $ 49,997,732

OTHER (INCOME) EXPENSE:

   Loss in Investment and Advances
      To Armant........................                            17,471,835
       Equity in loss of Armant........       1,100       2,048    12,765,445

NET LOSS............ .................. $ 1,174,014  $  783,329    80,246,288


LOSS PER
   COMMON SHARE.......................      $  .03      $  .02



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOW
                                          Three Months Ended   From Inception
                                              November 30,     To November 30,
                                            2001       2000           2001

OPERATING ACTIVITIES
NET  LOSS..........................  $(1,174,014) $ (783,329)    ($ 80,246,288)

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:

 Depreciation and
   amortization....................            -       3,163         1,214,879
  Amortization and write
   off of patents..................          256         254           441,987
  Amortization of prepaid leases...            -           -           302,424
  Amortization of financing Cost...                                     95,000
 Loss on divesture of Subsidiaries.                                    912,586
 Loss from joint venture...........        1,100       2,040        11,131,535
 Other.............................                                    111,616
 Proceeds from royalty
   Prepayments.....................                                    172,760
 Prepayment of Leases..............                                    (16,104)
 Disposition of property,
   Plant, and equipment............                                     27,745

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable.....................                                    (10,787)
  Decrease (Increase) in
    Prepaid expenses...............                                    (27,371)
  Increase in accounts payable
    and accrued expenses...........      306,103     144,130        17,130,593
  Increase (decrease) in notes
    notes payable..................      865,955     632,706        28,183,148
                                            (600)     (1,028)    ($ 20,576,277)



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
                                         Three Months Ended     From Inception
                                            November 30,        To November 30,
                                       2001           2000           2001

INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment................              -           -      ($ 1,159,046)
  Acquisition of patents.........                                     (443,475)
  Investment of Certificates
    of Deposit...................                                   (3,995,000)
  Cash investment in and
    Advances to TACMA............                                   (1,076,595)
  Write off of Investments
    And Cash Advances to Armant..                                   17,138,202
  Cash investments in and
    advances to Armant...........                                  (20,751,082)
  Redemption of Certificates
    of Deposit...................                                    3,995,000
  Proceeds from sale of net
  Profit interest................                                       50,000
                                                                   ($6,241,996)

FINANCING ACTIVITIES:

  Stock issued or subscribed
    For cash....................                                    18,481,076
  Preferred stock issued
    For cash....................                                       266,400
  Proceeds from long term
    Obligations.................                                     1,430,349
  Proceeds from warrants
    Issued for cash.............                                     6,236,507
  Common stock issuance
    cost........................                                      (166,550)
  Issuance of convertible
    Debentures..................                                     1,913,963
  Cash received upon
    Conversion of debentures
    To common stock.............                                       112,999
  Payment of long term
    Obligations.................                                    (1,457,071)
                                               -           -        26,817,673

INCREASE (DECREASE) IN CASH                 (600)      (1,028)            (600)
CASH BEGINNING OF PERIOD                   2,431        1,538
CASH END OF PERIOD                         1,831          510            1,831


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of November 30, 2001, and the results of its operations and changes in financial position for the three months then ended.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form 10-
K, dated August 31, 2001.

  2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through November 30, 2001, and August 31, 2001, of $79,072,274 and $80,246,288,
respectively.

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

     Costs Capitalized and deferred by Armant consisted of the following:



                                        November 30    August 31
                                            2001          2001
Direct carbo-chlorination plant costs:
    Process equipment.................  $ 1,030,000   $ 1,120,000
    Other equipment...................            0             0
    Leasehold improvements............        6,000         8,000
                                          1,036,000     1,128,000
Self-construction and start-up costs:
    Salaries
    Engineering.......................           -             -
    Plant construction
       and operations.................      115,000       147,000
    Indirect labor and overhead.......           -             -
                                            115,000       147,000

                                        $ 1,151,000   $ 1,289,000


Presented  below is summarized financial information  of  Armant.


                                             November 30,   August 31,
                                                2001           2001

Assets:
    Plant and equipment.................   $  1,151,000     $ 1,275,000
    Other...............................             -           14,000
    Total...............................   $  1,151,000     $ 1,289,000


Liabilities and Equity
    Notes payable - Toth Aluminum
        Corporation.....................   $  3,240,000    $ 3,240,000
    Notes  payable  - Banks.............              0              0
    Payables - Toth Aluminum
        Corporation.....................     17,420,000     17,420,000
    Other   payables....................        855,000        842,000

    Equity - Toth Aluminum
        Corporation.....................    (20,351,000)   (20,200,000)
        - Others........................        (13,000)       (13,000)
                                            (20,364,000)   (20,213,000)

        Total...........................    $ 1,151,000    $ 1,289,000






                                               Three Months Ended
                                                   November 30,
                                              2001           2000
Statement of Plant Expenses
    Direct plant costs.................   $      -        $   1,000
    General and administrative costs...         500           4,000
    Interest Expense...................      14,000          26,000
    Net Loss...........................   $  14,500       $  31,500




                                           November 30,    August 31,
                                              2001           2001

Payable to and Equity of Toth Aluminum
 Corporation:

    Notes payable......................$ 20,013,000    $ 20,013,000
    Payables...........................   4,689,000       4,689,000
    Beginning equity
      of the Company...................  (5,560,000)     (5,560,000)
    Less:Loss from Armant.............. (10,989,000)    (10,989,000)
    Capitalized by Armant, but
      not accrued by the Company.......  (5,620,000)     (5,620,000)
    Expensed by Armant but
      not accrued by the Company.......  (2,533,000)     (2,533,000)
    Investment in and advances to
    Armant............................. $         0     $         0


4.  NOTES PAYABLE

    Notes payable consisted of the following:
                                           November 30,     August 31,
                                              2001            2001
    Notes payable to bank,
      collateralized (A):...............            -              -

    Demand notes payable to related
      parties, unsecured (A):  At 12%...      323,155         323,155

    Demand notes payable to
       other parties,
       unsecured (A): At 12%............            -               -

    Series "A-1" Convertible
    Promissory Notes
       Payable to related parties.......   12,080,096      12,080,096
       Payable to others................    5,978,421       5,978,421
       Interest Payable.................   15,281,312      14,739,558

Total................................... $ 33,662,984    $ 32,798,075

    A) Collateralized by a pledge of personal assets owned by the Company's Chairman of the Board.

5. The financial statements are summarized and reference is made to the "NOTES TO FINANCIAL STATEMENTS" included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, as filed with the Securities and Exchange Commission.


Management's  Discussion and Analysis of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources.

    During the quarter ended November 30, 2001, total assets decreased from $18,648 to $17,311.The primary asset of the Company is its proprietary technology, commonly referred to as the TAC-ACS process, the Clay-to-Aluminum Process. TAC has developed its proprietary clay chlorination and purification technology, the TAC Process, from laboratory, through bench scale, to large scale pilot plant and is now poised to commercialize its breakthrough, low cost continuous manufacturing process. Several prestigious engineering companies have evaluated the technology, and have declared it ready for commercialization.

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

Total  Liabilities,  including    the  Series  "A-1"  Convertible
Promissory Note, increased from $40,648,052 to $41,760,729 during the same period.



Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through November 30, 2001, of approximately $80,246,288. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.

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

    The Company had no operating revenues and reported net losses. The Company is considered to be a development stage enterprise; start-up activities have commenced, but the Company has received no revenue therefrom. The net loss for the three months ended November 30,2001, was $ 1,174,014 compared to $783,329 for the corresponding period in 2000.

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


PART II.  Other Information

Item 1.  Legal Proceedings

    See  Item  10 of the Company's Form 10-K for the  year  ended
    August 31, 2001, concerning legal proceedings.

                           SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



TOTH ALUMINUM CORPORATION
(Registrant)



BY:  Charles E. Toth Jr.
     Charles E. Toth Jr.
     Treasurer                         Date: January 15, 2002




BY:  Charles Toth
     Charles Toth
     Chairman of the
     Board of Directors                Date: January 15, 2002
     and Chief Executive Officer