Form 10-Q
period 2003-02-28
TOTH ALUMINUM CORP
filed 2003-04-25
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended: February 28, 2003
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

Common stock, without par value                  35,466,193
         Class                   Outstanding at February 28, 2003

                   TOTH ALUMINUM CORPORATION
                       INDEX TO FORM 10-Q
            For The Quarter Ended February 28, 2003


                                                                       Page
 Part I  Financial Information

    Balance Sheets - February 28, 2003 and August 31, 2002...........

    Statements of Operations - Six Months
    Ended February 28, 2003 and February 28, 2002....................

    Statements of Cash Flows - Six Months
    Ended February 28, 2003 and February 28, 2002....................

    Notes to Financial
    Statements.......................................................

    Management's Discussion and Analysis of the Financial
    Conditions and Results of Operations.............................



Part II Other
    Information......................................................



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)
                                               February 28,      AUGUST 31,


                                                  2003             2002
ASSETS
CURRENT ASSETS:
Cash.....................................      $    240              430
Total Current Assets.....................           240              430

Property, Plant and Equipment Net........             -                -

OTHER ASSETS
Investments in and Advances to
     Armant Partnership Net..............             -                -
Patents and Patent Rights (net of
     Accumulated amortization:...........        28,523           20,949
Total Other Assets.......................        28,523           20,949

TOTAL....................................      $ 28,763         $ 21,649

See notes to financial statement



                                              February 28,      August 31,
                                                  2003             2002
LIABILITIES

CURRENT LIABILITIES:
Notes payable-related parties...........      $  23,100         $ 23,100
Notes payable-bank......................             -                -
Notes payable-other ....................        300,000          300,000
Accounts payable:
     Trade..............................      1,042,055          974,555
     Officers and employees.............        998,627          934,826
Accrued salaries .......................      3,157,660        2,797,660
Accrued expenses .......................        899,530          863,920
Accrued interest payable................      5,510,031        4,982,489
Total current liabilities...............     11,931,003       10,376,550

Series "A-1" Convertible Promissory Note1
  Related Parties Principal.............     12,080,096       12,080,096
     Accrued interest payable...........      9,526,970        8,802,166
 Non-Related Parties Principal..........      5,978,421        5,978,421
     Accrued interest payable...........      8,463,114        8,104,410
     Total Series "A-1" Notes...........     36,048,601       34,965,093

CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
     and offering costs of $1563........         20,437           20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value.............     38,258,097*      38,258,097*
Common stock subscribed.................         20,000           20,000
Paid in capital.........................        164,774          164,774
Deficit accumulated during the
     development stage..................    (86,414,149)     (83,783,871)
Total stockholders' equity..............    (47,971,278)     (45,341,001)


TOTAL...................................      $  28,763        $  21,649


*See section 11, notes to Financial Statements of the August 31, 2002 10-K.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)

                         Three Months Ended   Six Months Ended   From Inception
                          February February   February February    to February
                             28,       28,       28,        28,         28,
                            2003      2002      2003       2002        2003
COSTS AND EXPENSES:
  Research and
Development............   $ 1,130   $ 1,530    $ 2,090    $  2,980   $ 7,784,478
  Promotional, general
and administrative.....   287,890   177,892    626,911     483,995  $ 20,088,326
  Interest............. 1,043,829   759,789  1,711,050   1,625,150  $ 28,015,898
      Total............ 1,332,849   939,211  2,340,051   2,112,125  $ 55,888,702


OTHER (INCOME) EXPENSE:


Loss in Investment and
   Advances to ArmantA..                                              17,661,102

Equity in loss
of Armant..............                                      1,100    12,864,345
 NET LOSS.............. 1,332,849   939,211  2,340,051   2,113,225  $ 86,414,149


Loss Per Common Share..      $.03      $.03      $. 06        $.06

A-Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $17,471,835 of its investment in and advances to Armant.



See notes to financial statements.

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOW

                                    Six Months Ended        From Inception
                                        February 28,        To February 28,
                                    2003          2002            2003
OPERATING ACTIVITIES
NET LOSS...................... $(2,340,051)    $(2,113,225)   ($86,414,149)

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:

 Depreciation and
   amortization...............                                   1,214,879
 Amortization and write
   off of patents.............                        512          443,187
 Amortization of prepaid
   leases.....................          -              -           302,424
 Amortization of financing
   Cost.......................                                      95,000
 Loss on divestiture of
   Subsidiaries...............                                     912,586
 Loss from joint venture......                      1,100       11,130,435
 Other........................                                     111,616
 Proceeds from royalty
   Prepayments................                                     172,760
 Prepayment of Leases.........                                     (16,104)
 Disposition of property,
   Plant, and equipment.......                                      27,745

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable.................
  Decrease (Increase) in
    Prepaid expenses...........                                    (27,371)
  Increase in accounts payable
    and accrued expenses.......    636,385        485,782       17,923,411
  Increase (decrease) in notes
    notes payable..............  1,711,050      1,625,150       33,294,367
                                     7,384           (681)   ($ 20,829,214)


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
                                     Six Months Ended        From Inception
                                        February 28,         To February 28,
                                     2003           2002           2003
INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment.............                                ($ 1,159,046)
  Acquisition of patents......     (7,574)                        (451,049)
  Cash investment in and
    Advances to TACMA.........                                  (1,076,595)
  Cash investments in and
    advances to Armant........                                 (20,760,548)
  Write off of Investments in
    and Cash advance to Armant.                                 17,408,589
  Proceeds from sale of net
    Profit interest...........   _________       ________      $    50,000
                                   (7,574)                   ($ 5,988,649)
FINANCING ACTIVITIES:
  Stock issued or subscribed
    For cash..................                                  18,481,076
  Preferred stock issued
    For cash..................                                     266,400
  Proceeds from long term
    Obligations...............                                   1,430,349
  Proceeds from warrants
    Issued for cash...........                                   6,236,507
  Common stock issuance
    cost......................                                    (166,550)
  Issuance of convertible
    Debentures................                                   1,913,973
  Cash received upon
    Conversion of debentures
    To common stock...........                                     112,999
  Payment of long term
    Obligations...............     _______         ______       (1,457,071)
                                        -              -        26,817,673

INCREASE (DECREASE) IN CASH           (190)          (681)            (190)
CASH BEGINNING OF PERIOD               430          2,431           ______
CASH END OF PERIOD                     240          1,750              240

See notes to financial statements

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of February 28, 2003, and the results of its operations and changes in financial position for the three months then ended.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form
10-K, dated August 31, 2002.


2. The accompanying unaudited financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1976 through February 28, 2003, and August 31, 2002, of $86,414,149 and
$83,783,871,  respectively.

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


Costs capitalized and deferred by Armant consisted of the following:


                                            February 28,     August 31,
                                                2003            2002
Direct carbo-chlorination plant costs:

  Process equipment....................     $   650,000     $  770,000
  Other equipment......................              -              -
  Leasehold improvements...............              -              -
                                                650,000        770,000

Self-construction and start-up costs:
  Salaries:
     Engineering ......................              -              -
     Plant construction and
     operations........................          25,000         55,000
     Indirect labor and overhead.......              -              -
                                                 25,000         55,000

Total..................................     $   675,000    $   825,000



Presented below is summarized financial information of Armant.


                                              February 28,  August 31,
                                                 2003          2002
Assets:
     Plant and equipment...............    $    675,000    $   825,000
     Other.............................              -              -

        Total..........................     $   675,000    $   825,000

Liabilities and Equity:
   Notes payable - Toth Aluminum
     Corporation.......................     $ 3,240,000    $ 3,240,000
     Notes payable - Bank..............              -              -
     Payables - Toth Aluminum Corp.....      17,420,000     17,420,000
          Other payables...............         890,000        890,000

     Equity - Toth Aluminum
          Corporation..................     (20,862,000)   (20,712,000)
          - Other......................         (13,000)       (13,000)
                                            (20,875,000)   (20,725,000)

    Total..............................    $    675,000  $     825,000




                                                  Six Months Ended
                                           February 28,    February 28,
                                                2003           2002

Statement of Plant Expenses
     Direct plant costs................              -              -
     Interest expense..................          12,000         28,000
     General and
           administrative costs........          16,000          1,000
Net loss                                      $  32,000      $  29,000




                                           February 28,    August 31,
                                               2003            2002
Payable to and Equity of Toth Aluminum
     Corporation:
  Notes payable........................    $ 20,013,000   $ 20,013,000
  Payables.............................       4,689,000      4,689,000
  Beginning equity of the Company......      (5,560,000)    (5,560,000)
       Less:  Loss from Armant.........     (10,989,000)   (10,989,000)
       Affiliates interest:
        Capitalized by Armant, but
         not accrued by the Company....      (5,620,000)    (5,620,000)
        Expensed by Armant, but not
         accrued by the Company........      (2,533,000)    (2,533,000)
   Investment in and advances to
         Armant........................       $       0     $        0



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

4.  Notes payable consisted of the following:

                                        February 28,   August  31,
                                            2003          2002

Demand notes payable to related
    parties, unsecured:
    At 12% .........................        23,100        23,100

Notes payable to other parties,
     secured (A):
    At 12% .........................       300,000       300,000
                                           323,100       323,100
Series "A-1" Convertible
  Promissory Notes
     Payable to related parties.....    12,080,096    12,080,096
     Payable to others..............     5,978,421     5,978,421
     Interest payable...............    17,990,084    16,906,576
                                        36,048,601    34,965,093

Total...............................  $ 36,371,701  $ 35,288,193


5. The financial statements are summarized and reference is made to the "NOTES TO FINANCIAL STATEMENTS" included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2001, as filed with the Securities and Exchange Commission.

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources

    During the six months ended February 28, 2003, total assets increased to $28,763 from $21,649 at August 31, 2002, and current
assets  decreased from  $430 to  $240.   The primary asset of the
Company  is its  proprietary technology,  commonly referred to as
the  TAC-ACS  process,  the  Clay-to-Aluminum  Process.   TAC has
developed its proprietary clay chlorination and purification technology, the TAC Process, from laboratory, through bench scale, to large scale pilot plant and is now poised to commercialize its breakthrough, low cost continuous manufacturing process. Several prestigious engineering companies have evaluated the technology, and have declared it ready for commercialization.

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


Total  liabilities,  including   the  Series   "A-1"    Convertible
Promissory   Note,   increased   from  $45,341,643  to  $47,979,604
during the same period.




Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock and short term borrowings from individual sources and creditors have been obtained, with a commitment to continue into the forseeable future. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through February 28, 2003, of approximately $86,414,149. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.

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

    The net loss recognized by Armant during the year ended August 31, 1988, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to The net loss for the six months ended February 28, 2003, was $2,340,051 compared to $2,113,225 for the corresponding period in 2002.


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


TOTH ALUMINUM CORPORATION
(Registrant)

BY:  Charles E. Toth                       Date: April 15, 2003
     Charles E. Toth
     Treasurer

BY:  Charles Toth                          Date: April 15, 2003
     Charles Toth
     Chairman of the Board of Directors
           Chief Executive Officer