Form 10-Q
period 2003-05-31
TOTH ALUMINUM CORP
filed 2003-07-25
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

                            FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended: May 31, 2003
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

Common stock, without par value                35,466,193
        Class                         Outstanding at May 31, 2003




                    TOTH ALUMINUM CORPORATION


                       INDEX TO FORM 10-Q

               For The Quarter Ended May 31, 2003



                                                           Page

Part I  Financial Information

        Balance Sheets - May 31, 2003
        and August 31, 2002..............................

        Statements of Operations - Nine Months
        Ended May 31, 2003 and May 31, 2002..............

        Statements of Cash Flows - Nine Months
        Ended May 31, 2003 and May 31, 2002..............

        Notes to Financial
           statements....................................

        Management's Discussion and Analysis
        of the Financial Conditions and Results
        Of Operations....................................

Part II   Other Information..............................




TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)

                                            MAY 31,     AUGUST 31,
                                              2003         2002
ASSETS

CURRENT ASSETS:
Cash ...............................             550         430
Accounts receivable-other...........             -           -
Total current assets................             550         430


OTHER ASSETS:

Property, Plant and
Equipment - Net.....................               0           0
Investments in and Advances
      to Armant Partnership.........               0           0
Patents and Patent Rights (Net of
      accumulated amortization......          28,103      20,949
Total Other Assets..................          28,103      20,949

TOTAL ASSETS........................       $  28,653  $   21,649







                                              MAY 31,   AUGUST 31,
							     2003		2002


LIABILITIES

CURRENT LIABILITIES:
Notes payable-related parties.......       $  23,100    $  23,100
Notes payable-bank..................              -            -
Notes payable-other.................         300,000      300,000
Accounts payable:
     Trade .........................       1,075,805      974,555
     Officers and employees.........       1,030,527      934,826
Accrued salaries....................       3,337,660    2,797,660
Accrued expenses....................         917,335      863,920
Accrued interest payable............       5,775,802    4,482,489
Total current liabilities...........      12,458,229   10,376,550

DEFERRED CREDIT.....................             -            -


Series "A-1" Convertible Promissory Note(1)
Related Parties
     Principal......................      12,080,096    12,080,096
     Accrued Interest Payable.......       9,889,372     8,802,166
Non-Related Parties
     Principal......................       5,978,421     5,978,421
     Accrued Interest Payable.......       8,642,466     8,104,410
Total Series "A-1" Notes............      36,590,355    34,965,093


CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
     and offering costs of $1,563)..          20,437        20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value.........      38,258,096    38,258,096
Common stock subscribed.............          20,000        20,000
Paid in capital.....................         164,774       164,774
Deficit accumulated during the
     development stage..............     (87,483,238)  (83,783,871)
Total stockholders' equity..........     (49,040,368)  (45,341,001)


TOTAL LIABILITIES...................      $   28,653   $    21,079







TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)
                                                                        From
                           Three Months Ended     Nine Months Ended   Inception
                             May        May        May         May     To May
                             31,        31,         31,        31,       31,
                            2003       2002        2003       2002      2003

COSTS AND EXPENSES:
Research and
     Development........ $  1,840   $  2,689    $  3,930  $   5,669  $ 7,786,318

Promotional, general and
     administrative.....  263,455    366,021     790,366    850,016   20,351,781

Interest................  805,525  1,055,357   3,722,100  2,680,507   28,821,423
   Total................1,070,820  1,424,067   4,516,396  3,536,192   56,959,522


OTHER (INCOME) EXPENSE:
Loss in Investment and

     advances to
     Armant............                                               17,661,102

Equity in loss of
     Armant............                                       1,100   12,862,614

NET LOSS...............$1,070,820 $1,424,067  $4,516,396 $3,537,292  $87,483,238

Loss Per Common Share..     $.03       $.04        $.12       $.09


See notes to financial statements.



TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

                                        Nine Months Ended      From Inception
                                       May 31,      May 31,      To May 31,
                                        2003           2002          2003

OPERATING ACTIVITIES

NET LOSS..........................  ($4,516,396)   ($3,537,292)  ($87,483,238)

ADJUSTMENTS TO RECONCILE NET
INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:

Depreciation and
     amortization.................                                  1,214,879
Amortization and write
     off of patents...............                        768         442,499
Amortization of prepaid leases....                                    302,424
Amortization of Financing.........                                     95,000
Loss on divestiture
     of Subsidiaries..............                                    912,586
Losses from joint venture.........                      1,100      11,131,535
Other.............................                                    111,616
Proceeds from royalty
     Prepayments..................                                    172,760
Prepayment of Leases..............                                    (16,104)
Disposition of Property,
     Plant, and Equipment.........                                     27,745


CHANGES IN OPERATING ASSETS
 AND LIABILITIES:
Increase in accounts
     receivable...................                                          0
Decrease (Increase) in
     prepaid expenses.............           -             -          (27,371)
Increase in accounts payable and
     accrued expenses.............      794,416        849,696     18,081,442
Increase in notes payable.........    3,722,100      2,680,507     34,517,392
                                            120           (320)  ($20,516,835)





TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS - (Continued)


                                          Nine Months Ended      From Inception
                                         May 31,        May 31,      May 31,
                                          2003           2002         2003

INVESTING ACTIVITIES:
Purchase of property,
     plant and equipment...........                               ($1,159,046)
Acquisition of patents.............                    (17,140)      (460,515)
Investment of Certificate
     of Deposit....................                                (3,995,000)
Cash investment in and
     Advances to TACMA.............                                (1,076,595)
Cash investments in and
     Advances to Armant............                    (17,600)   (20,785,927)
Write off of Investment and Cash
     advances to Armant............                     15,554     17,131,365
Redemption of Certificates
     of Deposit....................                                 3,995,000
Proceeds from sale of net
     Profit interest...............                              $     50,000
                                              0         (1,586)    (6,300,718)

FINANCING ACTIVITIES:
Stock issued or subscribed
     for cash......................                                18,481,076
Preferred stock issued for cash....                                   266,400
Proceeds from long term
     Obligations...................                                 1,430,349
Proceeds from warrants
     Issued for cash...............                                 6,236,507
Common stock issuance cost.........                                  (166,550)
Issuance of convertible
     Debentures....................                                 1,913,963
Cash received upon Conversion

     of debentures to
     Common Stock..................                                   112,999
Payment of Long term
     Obligations...................                                (1,457,071)
                                            -              -       26,817,673

INCREASE (DECREASE) IN CASH........        120           (320)            120
CASH BEGINNING OF PERIOD...........        430          1,750
CASH END OF PERIOD.................   $    550       $  1,430             550


See notes to financial statements




TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of May 31, 2003, and the results of its operations and changes in financial position for the three months then ended.

    The   accounting  policies  followed  by  the  Company  are  set forth in Note 1 to the Company's financial statements in Form 10-K, dated August 31, 2002.

2. The accompanying financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1966 through May 31, 2003, and August 31, 2002, of $87,483,238 and $83,783,871, respectively.

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

Costs capitalized and deferred by Armant consisted of the following:


                                              May 31,      August 31,
                                               2003            2002
Direct carbo-chlorination plant costs:
    Process equipment..................  $    600,000     $   770,000
    Leasehold improvements.............
                                              600,000         770,000
Self-construction and start-up costs:
  Salaries:
    Engineering........................
     Plant construction and
        operations.....................                        55,000
     Indirect labor and overhead.......
                                                               55,000

                                         $    600,000     $   825,000



    Presented below is summarized financial information of Armant.

                                              May 31,      August 31,
                                               2003           2002
Assets:
     Plant and equipment..............    $   600,000    $    825,000
     Other............................

     Total............................    $   600,000    $    825,000

Liabilities and Equity:
   Notes payable - Toth Aluminum
       Corporation....................    $ 3,240,000    $  3,240,000
     Payables - Toth Aluminum Corp....     17,240,000      17,420,000
          Other payables..............        890,000         890,000

     Equity - Toth Aluminum
          Corporation.................    (20,757,000)    (20,712,000)
           - Other....................        (13,000)        (13,000)
                                          (20,770,000)    (20,725,000)

       Total..........................    $   600,000    $    825,000


                                                 Nine Months Ended
                                               May 31,        May 31,
                                                2003           2002
Statement of Plant Expenses
     Direct plant costs...............                          1,450
     Interest expense.................         18,000          14,000
     General and
           administrative costs.......         18,000          15,500
 Net loss                                 $    36,000      $   31,000



                                             May 31,       August 31,
                                              2003            2002
Payable to and Equity of Toth Aluminum
     Corporation:
   Notes  payable......................  $ 20,013,000    $ 20,013,000
    Payables...........................     4,689,000       4,689,000
  Beginning equity of the Company......    (5,560,000)     (5,560,000)
       Less:  Loss from Armant.........   (10,989,000)    (10,989,000)
       Affiliates interest:
        Capitalized by Armant, but
         not accrued by the Company....    (5,620,000)     (5,620,000)
        Expensed by Armant, but not
           accrued by the Company......    (2,533,000)     (2,533,000)
   Investment in and advances to
        Armant.........................   $         0     $         0


4.    Notes  payable  consisted  of  the  following:

                                              May 31,      August 31,
                                               2003            2002
Demand notes payable to related
      parties, unsecured At 12%........        23,100          23,100
Notes payable to other parties,
     secured (A) At 12%................       300,000         300,000
Series "A-1" Convertible
  Promissory Notes
     Payable to related parties........    12,080,096      12,080,096
     Payable to others.................     5,978,421       5,978,421
     Interest Payable..................    18,531,838      16,906,576

Total..................................  $ 36,913,455      35,288,193

    A) Collateralized by a pledge of personal assets owned by the Company's Chairman of the Board.

5. The financial statements are summarized and reference is made to the "NOTES TO FINANCIAL STATEMENTS" included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as filed with the Securities and Exchange Commission.


Management's   Discussion  and  Analysis  of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources

    During the nine months ended May 31,2003, total assets increased to $28,653 from $21,649 at August 31, 2002, and current assets decreased from $550 to $430. The primary asset of the Company is its proprietary technology, commonly referred to as the TAC-ACS process, the Clay-to-Aluminum Process. TAC has developed its proprietary clay chlorination and purification technology, the TAC Process, from laboratory, through bench scale, to large scale pilot plant and is now poised to commercialize its breakthrough, low cost continuous manufacturing process. Several prestigious engineering companies have evaluated the technology, and have declared it ready for commercialization.

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

    Total  Liabilities,  including the   Series  "A-1"  Convertible
Promissory Note, increased from $45,341,643 to $49,048,584 during the same period.

Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through May 31, 2003, of approximately $87,483,238. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.


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

    The net loss for the nine months ended May 31, 2003, was $4,516,396 compared to $3,536,192 for the corresponding period in 2002.


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




TOTH ALUMINUM CORPORATION
(Registrant)








BY: Charles E. Toth                     Date: July 15, 2003
    Charles E. Toth
    Treasurer






BY: Charles Toth                        Date: July 15, 2003
    Charles Toth
    Chairman of the Board of Directors
    Chief Executive Officer