Form 10-K
period 2003-08-31
TOTH ALUMINUM CORP
filed 2003-12-05
CIK 98788

============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended:  August 31, 2003
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

State the aggregate market value of the voting stock held by non-affiliated of the registrant as of September 30, 2003; $354,500. The aggregate market value was computed using the average between the closing bid and ask prices as reported by NASDAQ and does not take into account the fact that many of the outstanding shares of common stock are restricted and may not be freely traded.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Common stock, without par value                          35,466,193
            Class                              Outstanding at Sept. 30, 2003
============================================================================


  PART I.
  Item 1.  Description of Business.

         (a) General development of business. The Company is a Development Stage Enterprise. Since inception in 1966, the Company has been engaged in the research and development of a commercial process(es) for the production of aluminum metal, alumina and aluminum trichloride (commonly referred to as aluminum chloride), silicon tetrachloride, titanium tetrachloride and other commercial grade byproducts by means of patented chemical and engineering processes. The principal raw materials used in the Company's proprietary processes are aluminum bearing materials, such as kaolin and flint clays, of which there are extensive deposits in North America and throughout the world.A variety of such clays has been tested by the Company, demonstrating the feasibility of producing commercial grades of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum from these clays. It is the Company's belief that its proprietary clay carbo-chlorination process (the "TAC-ACS Process") will be more economical, and consume less energy in the production of aluminum chloride, silicon tetrachloride, titanium tetrachloride, alumina and aluminum than conventional methods.

        The Company promotes it's technology through private and indvidual investors. To date, the Company has constructed two pilot plant facilities. From inception through August 31, 2003, the Company has derived no continuing revenues from the operations.

        The Company, which has devoted itself primarily to the research and development of the TAC Process, has incurred a net loss of approximately $88,721,641 from inception through August 31, 2003. The Company has obtained its working capital almost exclusively from the private placement of its securities, a public stock offering, a public offering of its convertible debentures and related party and non-related party debt. The Company's continued existence is dependent upon its ability to (1) generate sufficient cash flow to meet its continuing obligations on a timely basis, (2) obtain additional financing as may be required and (3) ultimately to attain successful operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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


                                    Fiscal Years Ended August 31,
                                     2003         2002        2001
        Research and development    $5,125       $6,850      $4,900

  Employees

        At September 30, 2003, the Company had 4 contracted employees.

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


                                           Bid Price
      	                            Low       High
            	                     -----     ------
          2003:
              First Quarter,           1/64        1/32
              Second Quarter,          1/64        1/32
              Third Quarter,           1/128       1/64
              Fourth Quarter,          1/64        1/32

      	  2002:
              First Quarter,           1/128       1/64
              Second Quarter,          1/128       1/64
              Third Quarter,           1/128       1/64
              Fourth Quarter,          1/128       1/64

            As of September 30, 2003, there were approximately 12,000 shareholders of record of the Company's common stock. It is estimated that an equal number of stockholders' shares are held in "nominee" or "street" name.


  Item 5.  Selected Financial Data.

            The following selected financial  data has been derived from the
            Company's  unaudited   financial   statements.   This   selected
            financial data should be read in conjunction with the unaudited financial statements of the Company and notes related thereto
            appearing elsewhere herein.   The  financial  statement  of  the
            Company  has  been  prepared  on a  going  concern  basis, which contemplates the realization  of  assets  and  the  satisfaction of liabilities in the normal course of business. The Company has incurred a net loss from its inception in 1966 through August 31, 2003 of approximately $88,721,641. The recover ability of the Company's investment in and receivables from
            Armant  is  dependent  on  the  applicable   investee  achieving
            sufficiently profitable commercial operations. These factors, among others, may indicate hat the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recover ability and classi-fication of recorded asset amounts or the amount and classifica-tion of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate suf-ficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. See "Management's
            Discussion  and  Analysis  of Financial   Condition and  Results
            of Operations" and the unaudited Financial Statements of the Company and Notes thereto.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Liquidity and Capital Resources

     During the fiscal year ended August 31, 2003, total assets increased to $28,568 from $21,649 at August 31, 2002 and $18,648 at August 31, 2001.

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

     Total liabilities, including new Series "A-1" Convertible Promissory Notes increased from $36,662,830 at August 31, 2000 to $40,648,052 at August 31, 2001 to $45,362,080 at August 31, 2002 to 50,307,339 at August
     31, 2003. Cash on hand increased from $430 at August 31, 2002 to $570 at August 31, 2003.


  Working Capital Meeting Operating Needs and Commitments

     From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock and short term borrowings from individual sources and from creditors, with a commitment to continue into the foreseeable future. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through August 31, 2003, to approximately $88,721,641. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations.

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

     In light of the Company's net operating loss carry-forwards of approximately $67,561,204 at August 31, 2003, management believes that none of the provisions of the Tax Reform Act of 1986 will, in any respect have a material impact upon the Company's liquidity or earnings for the foreseeable future.

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

  2003 Compared to 2002

     The net loss for the fiscal year ended August 31, 2003 was 4,937,770 compared to 4,707,547 in 2002. Total expenses increased from 4,707,547 in 2002 to 4,937,770 in 2003. During the same period, promotional,general and administrative expenses decreased to$1,041,207. During the year ended August 31,2003, the company recognized 3,891,438 in interest expense compared to 3,574,008 in 2002.


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

PART III

     Item 8.  Directors and Officers of the Company.

          The directors and officers of the Company and their ages are as follows:

         Name                 Age     Position with the Company
         ------------------  ----   ---------------------------
         Charles Toth          71   Chairman of the Board of
                                    Directors and Chief
                                    Executive Officer

         Gervase M. Chaplin    66   Sr. Vice President
                                    Engineering and Technology

         Glenn A. Nesty        91   Director

         Calvin J. Laiche      72   Director

         Russell F. Haas       66   Director and Chief Financial Officer

         Simon Mexic           72   Director

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



Item 9.  Executive Compensation

 (a)   Cash Compensation.

       The following table sets forth, as of the fiscal year ended August 31, 2003, all remuneration paid by the Company during the last fiscal year to each officer whose aggregate cash compensation exceeded $60,000 to all officers of the Company, as a group.

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

            The following table sets forth certain information as of September 30, 2003, with respect to the beneficial ownership of the Company's common stock by all stockholders known by the Company to be the beneficial owners of more than 5% of its outstanding common stock, by directors who own common stock and by all officers and directors as a group:


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

        TOTH ALUMINUM CORPORATION


        BY: Charles Toth                November 29, 2003
            CHARLES TOTH
            CHAIRMAN OF THE BOARD OF DIRECTORS
            AND CHIEF EXECUTIVE OFFICER

          Pursuant to  the  requirements of the  Securities Exchange
            Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




        Charles Toth                    November 29, 2003
        Charles Toth
        Chairman of the Board
        of Directors and Chief
        Executive Officer

        Charles Ernest Toth Jr.         November 29, 2003
        Charles Ernest Toth Jr.
        Treasurer


        Glenn Nesty                     November 29, 2003
        Glenn Nesty
        Director

        Calvin J. Laiche                November 29, 2003
        Calvin J. Laiche
        Director

        Russell F. Haas                 November 29, 2003
        Russell F. Haas
        Director and CFO

        Simon Mexic                     November 29, 2003
        Simon Mexic
        Director






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





TOTH ALUMINUM CORPORATION
COMBINED BALANCE SHEETS, AUGUST 31, 2003 AND 2002       (Unaudited)

                                                 2003            2002
                                                ------          ------
ASSETS
  CURRENT ASSETS:
  Cash ....................................    $   570       $      430
  Accounts receivable:
     Officers and employees................
     Other.................................          0                0

  Total current assets.....................    $   570       $      430

  INVESTMENTS IN AND ADVANCES TO:
     TACMA India Limited...................
     Armant Partnership....................          0       $        0
  Total....................................          0       $        0

  PROPERTY, PLANT AND
     EQUIPMENT - Net.......................          0       $        0

  PATENTS AND PATENT RIGHTS (net of
     accumulated amortization: ............   $ 27,998       $   20,949
                                             =========       ==========
  TOTAL...................................    $ 28,568       $   21,649

  See notes to financial statement




  TOTH ALUMINUM CORPORATION
  COMBINED BALANCE SHEETS, AUGUST 31, 2003 AND 2002       (Unaudited)

                                                 2003           2002
  LIABILITIES                                   ------         ------
  CURRENT LIABILITIES:

  Notes payable-related parties............  $   23,100      $  23,100
  Notes payable-other .....................     300,000        300,000
  Accounts payable:
     Trade.................................   1,109,555        974,555
     Officers and employees................   1,062,427        934,826
  Accrued salaries ........................   3,517,660      2,797,660
  Accrued expenses ........................     935,140        863,920
  Accrued interest payable.................   6,206,906      4,482,489
  Total current liabilities................  13,154,788     10,376,550

  DEFERRED CREDIT .........................           0              0


  SERIES "A-1" Convertible
  Promissory Note (CPN)1
    CPN Related Parties
       Principal...........................  12,080,096     12,080,096
       Accrued interest payable............  10,251,777      8,802,166
    CPN Other Parties
       Principal...........................   5,978,421      5,978,421
       Accrued interest payable............   8,821,820      8,104,410
       Total Series "A-1" Notes............$ 37,132,114   $ 34,965,093

  CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
      and offering costs of)...............$     20,437   $    $20,437

  STOCKHOLDERS' EQUITY:
  Common stock - no par value;
     Authorized 36,000,000 shares;
     issued and outstanding:
     35,466,193 shares in 1998
     and 35,466,193 shares in 1997.........$ 38,258,096*  $ 38,258,096*
  Common stock subscribed..................      20,000         20,000
  Paid in capital..........................     164,774        164,774
  Deficit accumulated during
    the development stage.................. (88,721,641)   (83,783,871)
  Total stockholders' equity............... (50,278,771)   (45,341,001)
                                            ===========     ==========
  TOTAL....................................$     28,568   $     21,649

  *See section 11 of the "Notes to Financial Statements"

  TOTH ALUMINUM CORPORATION STATEMENTS OF OPERATIONS AND DEFICIT
  FOR THE YEARS ENDED AUGUST 31, 2003, 2002, AND 2001 AND CUMULATIVE FOR THE
  PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 2003       	 (Unaudited)
                                                                       FROM
                                                                   INCEPTION TO
                      .......FOR THE YEARS ENDED AUGUST 31 ...       AUGUST 31,
                                2003         2002        2001           2003
                                ----         ----        ----           ----
  COSTS AND EXPENSES:
  Research and
    development......         $ 5,125     $  6,850     $  4,900      $7,787,513
  Promotional,
    general and
    administrative...       1,041,207    1,126,689      833,820      20,378,058
  Interest...........       3,891,438    3,574,008    3,146,500      30,032,354
                            ---------    ---------    ---------      ----------
  Total..............       4,937,770    4,707,547    3,985,270      58,197,925
                           ==========   ==========   ==========      ==========

  OTHER (INCOME) EXPENSE:

  Loss in Investment
    and advances to
    Armant...........(A)            0        4,050        5,788      17,661,102

  Equity in Loss
    in Armant........               0            0       10,132      12,862,614
                             --------   ----------   ----------     -----------
  NET LOSS...........       4,937,770    4,711,597    4,001,140      88,721,641
                            =========   ==========    =========     ===========
  DEFICIT ACCUMULATED
  DURING THE
  DEVELOPMENT STAGE,
  BEGINNING OF
  PERIOD............      $83,783,871   $79,072,274 $75,071,134
                         ------------   ----------- -----------
  DEFICIT ACCUMULATED
  DURING THE
  DEVELOPMENT STAGE,
  END OF PERIOD.....      $88,721,641  $83,783,871  $79,072,274     $88,721,641
                          ===========  ===========  ===========     ===========
  LOSS PER
  COMMON SHARE                 $.13          $.13         $.11
                          ===========  ===========  ===========

  (A) Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $17,419,163 of its investment and advances in Armant.

  See notes to financial statements.


TOTH  ALUMINUM  CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE) STATEMENTS OF STOCKHOLDER'S
EQUITY  FOR  THE  YEARS  ENDED   AUGUST 31, 2003,  2002, AND  2001  AND CUMULATIVE  FOR  THE
PERIOD  FROM  INCEPTION  (AUGUST 1966)  TO AUGUST 31,2003
(Unaudited)
                                          ..............FOR THE YEARS ENDED AUGUST 31........................     FROM INCEPTION
                                          .......2003...................2002....................2001 ........   TO AUGUST 31, 2003
                                          SHARE       AMOUNT      SHARE       AMOUNT      SHARE      AMOUNT     SHARES     AMOUNT
PREFERRED STOCK:
Balance beginning of period ............. ------   $  ------      -----      $ -----      -----     $ -----      -----     $  ----
Issued for cash to Louisiana residents
  ($25 per share)........................                                                                       10,656      266,400
  Issued to officers,
    employees and consultants
  for services (assigned
  value of $25 per share)................                                                                        1,344      33,600
Conversion of preferred
  stock to common stock..................                                                                      (11,989)   (299,725)
Redeemed for cash .......................                                                                          (11)       (275)
                                          -------      ------     -----       ------      -----       -----      ------      -----
Balance, end of period...................   - 0 -       - 0 -     - 0 -        - 0 -      - 0 -       - 0 -       - 0 -      - 0 -
                                          =======      ======     =====       ======      =====       =====      ======      =====
COMMON STOCK:
Balance, beginning
of period..............................35,446,193  38,428,176 35,446,193  38,428,176  35,446,193  38,428,176 35,446,196  38,428,176
  Issued at inception
  (August 1966) to the founders
  for patent rights and services.......                                                                       4,400,000     27,500
Issued for cash on initial offering to
  Louisiana residents..........                                                                                  80,000      4,875
Issued for cash pursuant to offering under
  Regulation A of Securities Act of 1933..                                                                      232,740    290,925
Issued for Cash...........................                                                                   11,417,494 17,538,195
Issued to officers, employees,
 directors and consultants
 for services.............................                                                                    2,462,576  2,225,807
Issued for merchant banking services......                                                                       98,800    247,000
Issued for underwriting commissions
  of common stock sale....................                                                                       87,860    233,806
Issued for commission on sales of
  Armant Partnership units................                                                                       26,812     53,625
Issued in the acquisition of subsidiary...                                                                      500,000  1,830,000
Returned on divestiture of subsidiary.....                                                                     (500,000)(1,400,000)
Issued upon divestiture of subsidiary.....                                                                      131,854    482,586
Issued upon cancellation of indebtedness...                                                                   4,139,731  4,936,561
Issued upon conversion of debenture.........                                                                  3,222,479  3,946,307
Issued upon exercise of warrants and options.                                                                 6,253,950  6,473,943
Issued for prepaid leases..................                                                                     497,353    778,706
Issued upon conversion of preferred
   stock to common stock.....................                                                                 1,195,940    299,725
Issued for the acquisition of assets.........                                                                   118,934     89,200
Issued in satisfaction of prepaid royalties..                                                                   200,000    172,760
Issued in settlement of litigation ..........                                                                   130,000    157,000
Common stock subject to rescission...........                                                                 1,096,900  1,371,125
                                            --------    --------   --------   --------    -------   -------- ----------  ---------
Common stock subscribed..................
                                          ----------  ---------- ---------- ---------- ---------- ---------- ----------  ---------
Balance, end of period................... 35,466,193  38,428,176 35,466,193 38,428,176 35,446,193 38,428,176 35,466,193 38,428,176
                                          ==========  ---------- ========== ---------- ========== ---------- ========== ----------
See notes to financial statements.

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS EQUITY (Continued)
(Unaudited)
                              .............FOR THE YEARS ENDED AUGUST 31.............................          FROM INCEPTION
                              .........2003.......................2002....................2001.......        TO AUGUST 31, 2003
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


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 2003, 2002,AND 2001
AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 2003

(Unaudited)
                                                                        FROM INCEPTION
                               .......FOR THE YEARS ENDED AUGUST 31....  TO AUGUST 31,
                                2003         2002             2001           2003
                               ------       ------           ------         ------
OPERATING ACTIVITIES

NET LOSS................    $(4,937,770)  $(4,711,597)    $(4,001,140)   $(88,721,641)

ADJUSTMENTS TO RECONCILE
 NET INCOME TO NET CASH
 PROVIDED BY OPERATING
 ACTIVITIES:
  Depreciation and
   amortization..........             0             0          10,000       1,214,879
  Amortization and write
   off of patents........           105         1,024           1,023         442,860
  Amortization of
   financing costs.......                                                      95,000
  Loss on divestiture
   of subsidiaries.......                                                     912,586
  Amortization of prepaid
   leases................                                                     302,424
  Losses from joint
    venture..............             0              0           6,500     11,130,435
  Other..................                                                     111,616
  Proceeds from royalty
   prepayments...........                                                     172,760
  Prepayment of leases...                                                     (16,104)
  Disposition of property,
   plant and equipment...                                                      27,745

CHANGES IN OPERATING ASSETS
 AND LIABILITIES:
  Decrease (Increase)
   in accounts receivable.                                                   (10,787)
  Decrease (Increase)in
   prepaid expenses......                                                    (27,371)
  Increase (Decrease) in
   accounts payable......     1,046,367     1,130,514         852,090     19,002,479
  Increase (Decrease) in
   notes payable.........     3,891,438     3,574,008       3,116,500     34,807,534
                              ---------   -----------       ---------     ----------
                               $    140      $ (6,051)       $(15,027)  $(20,555,585)





TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS - (Continued

(Unaudited)
                                                                        FROM INCEPTION
                              ......FOR THE YEARS ENDED AUGUST 31....    TO  AUGUST 31,
                                 2003          2002            2001           2003
                                ------        ------          ------         ------
INVESTING ACTIVITIES:
 Purchase of property,
   plant and equipment....                                                  (1,159,046)
 Acquisition of patents...                                                    (443,475)
 Investment of
  certificates of deposit.                                                  (3,995,000)
 Cash investments in and
   advances to TACMA.....                                                   (1,076,595)
 Cash investments in and
   advances to Armant....             0         4,050         5,788        (20,762,286)
 Write off of Investments
 and Cash advances to
   Armant................             0             0        10,132         17,129,454
 Redemption of certif.-
   cates of deposit......                                                    3,995,000
 Proceeds from sale of
   net profit interest...                                                       50,000
                              ---------    ----------    ----------        -----------
                                      0         4,050        15,920         (6,261,948)
                              ---------    ----------    ----------         ----------
FINANCING ACTIVITIES:
 Stock issued for cash....                                                 18,481,076
 Preferred stock issued
   for cash...............                                                    266,400
 Proceeds from long
   term obligations.......                                                  1,430,349
 Proceeds from warrants
   issued for cash........                                                  6,236,507
 Common stock
   issuance costs.........                                                   (166,550)
 Issuance of convertible
   debentures.............                                                  1,913,963
 Cash received upon
   conversion of debentures
   to common stock........                                                    112,999
  Payment of long term
   obligations.............                                                (1,457,071)
                              ---------     ---------    ----------       -----------
                                                                           26,817,673
                              ---------     ---------    ----------       -----------
INCREASE (DECREASE) IN CASH   $     140        (2,001)          893               140
CASH BEGINNING OF PERIOD            430         2,431         1,538
                              ---------     ---------    ----------       -----------
CASH END OF PERIOD            $     570     $     430     $   2,431          $    570
                              =========     =========    ==========       ===========

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE) NOTES TO
FINANCIAL STATEMENTS FOR THE YEARS ENDED AUGUST 31,  2003, 2002 AND 2001
AND CUMULATIVE FOR THE PERIOD FROM INCEPTION (AUGUST 1966) TO AUGUST 31, 2003

(Unaudited)
1.  ORGANIZATION AND ACCOUNTING POLICIES

Going Concern Basis

     This being a  Development  Stage Enterprise,  the accompanying financial statements  of  the Company have been prepared on a going concern basis, which  contemplates  the  realization  of assets and the satisfaction of
     liabilities in the normal course of business.   The Company has incurred
     net losses from  its  inception in  August 1966 through August 31, 2003, and August 31, 2002, of $88,721,641 and $83,783,871, respectively.

     Due  to  the  length  of its development stage activities, liquidity has
     always been a  continuing concern.   The Company has incurred net losses
     from its  inception  in  1966  through August 31, 2003, of approximately
     $88,721,641.   The Company's continuation in existence is dependent upon
     its ability to  generate  sufficient  cash  flow  to meet its continuing obligations on a timely basis,  to obtain additional financing as may be required,  and  ultimately  to attain successful operations.  Management believes that the  plants  constructed  by  Armant and TACMA demonstrate that  the  production of  metal  chlorides  and  aluminum  intermediates through the  Company' s patented processes is possible. This was further confirmed by a study in 1996 prepared by Fluor Daniel, Inc.

     TAC is committed to  provide the highest-grade technology to empower the world's  lowest  cost,  most  energy  efficient  production  of  primary aluminum  metal  and titanium tetrachloride, and associated by-products,
     and  to  generate  robust  returns for its investors.   Today, the world
     consumes  approximately  20  million  short  tons  of  primary  aluminum annually,  with  demand  growing  at  approximately  3% to  5% per year, creating a need for 600,000  additional tons of primary aluminum,  every year.  TAC's initial goal is to  capture the growth market with aluminum
     produced from clay via its new chloride  processing technology.   In the
     future,   as  existing  Bayer-Hall  aluminum  plants  eventually  become
     uncompetitive,   TAC  foresees that they will be replaced with new Clay-
     to-Aluminum facilities.

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

     In light of the Company's net operating loss carry-forwards of approxi-mately $67,561,204 at August 31, 2003, management believes that none of the provisions of the Tax Reform Act of 1986 will, in any respect, have a material impact upon the Company's liquidity or earnings for the foreseeable future.

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


Related Party Transactions

     A significant aspect of the Company's business activities consists of transactions with related parties. The following summarizes significant assets at August 31, 2003 and 2002 arising from transactions with related parties:

                                                August 31,
                                          2003           2002
                                        -------         -------
     Advances to Armant (Note 2)     $ 17,131,056     $17,131,056

     Less write off due to the
       Prolonged delay in
       Obtaining funding              (17,131,056     (17,131,056)

     Prepaid leases (Note 4)                  ---             ---
                                       ----------     -----------
     Total                             $        0       $       0
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

Loss Per Common Share

     Loss per common share is computed based upon the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding for the fiscal years ended August 31, 2003, and 2002 was 35,466,193, and 35,466,193, respectively. The
     Company has options outstanding that are common stock equivalents which are not considered in the computation of loss per share since the effect would be anti-dilutive.

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

Statement of Cash Flows

     In November, 1987, the Financial Accounting Standards Board issued Statement No. 95, "Statement of Cash Flows". The Company adopted provisions of the statement in its 1988 financial statements and restated previously reported statements of changes and are reflected in financial position for 2003, 2002 and the statement from inception to August 31, 2003.





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

     Costs capitalized and deferred by Armant consisted of the following:
							     (Unaudited)
                                                August 31,
                                            2003           2002
                                           ------         ------
     Direct carbo-chlorination
      plant costs:
     Process equipment.............   $   540,000     $  770,000
     Other equipment...............             0              0
     Leasehold improvements........             0              0
                                      -----------     ----------
                                          540,000        770,000

     Self-construction and start-up costs:
       Salaries:
     Engineering ..................
     Plant construction and
         operations................             0        55,000
     Indirect labor and
         overhead.................
                                      -----------    ----------
                                                0        55,000
                                      -----------    ----------
                                      $   540,000    $  825,000



     Presented below is summarized financial information of Armant.

     Beginning     September 1, 1986,   Armant  elected  to  discontinue
     capitalizing costs not directly associated with plant construction.
     Prior  to   September 1,  1986,  all  costs  were  capitalized  and
     deferred.
                                              August 31,
                                          2003          2002
                                         ------        ------
							   (Unaudited)
     Assets:
     Plant and equipment........     $   540,000    $   825,000
     Other......................                              0
                                     -----------    -----------
         Total..................     $   540,000    $   825,000
                                     ===========    ===========

     Liabilities and Equity:
     Notes payable - Toth Aluminum
     Corporation.................    $ 3,240,000    $ 3,240,000
         Payables - Toth
           Aluminum Corp.........     17,420,000     17,420,000
         Other payables..........        890,000        842,000

     Equity - Toth Aluminum
          Corporation..........      (20,997,000)   (20,712,000)
          - Other..............          (13,000)       (13,000)
                                     (21,010,000)   (20,725,000)
                                     -----------    -----------
        Total....................    $   540,000    $   825,000
                                     ===========    ===========


                                         Year Ended August 31,

                                          2003           2002
                                         ------         ------
                                              (Unaudited)
     Statement of Plant Expenses
     Direct plant costs...........    $             $     2,000
        Interest Expense..........       21,000          16,000
        General and
          administrative costs....       22,000          17,000
                                     ----------     -----------
        Net Loss                      $  43,000     $    35,500
                                     ==========     ===========





                                                    August 31,
                                                2003           2002
                                               ------         ------
                                                     (Unaudited)
     Payable to and Equity of
       Toth Aluminum Corporation
     Notes payable....................      $20,013,000   $ 20,013,000
     Payables.........................        4,689,000      4,689,000
        Beginning equity of
        the Company...................       (5,560,000)    (5,560,000)
     Less:  Loss from Armant..........      (10,989,000)   (10,989,000)
          Affiliates interest
          capitalized by Armant, but
          not accrued by the Company..       (5,620,000)    (5,620,000)
     Expensed by Armant, but not
          accrued by the Company......       (2,533,000)    (2,553,000)
                                             -----------   ------------
     Investment in and advances to
          Armant......................       $        0        $     0
                                             ===========   ============


3.  PROPERTY, PLANT AND EQUIPMENT

     At August 31, 2003 and 2002, the Company's property, plant and equipment consisted of the following:
                                                      August 31,
                                                 2003            2002
                                                ------          ------
                                                     (Unaudited)
     Equipment........................       $  15,325       $  15,325
     Furniture and fixtures...........          99,636          99,636
     Leasehold improvements...........         355,127         355,127
     Autos, tractors and trucks.......          39,800          39,800
                                              --------        --------
                                               509,888         509,888
     Accumulated depreciation and
       amortization...................        (509,888)       (509,888)
                                              --------        --------
     Property, plant
       and equipment - net............       $       0       $       0
                                             =========       =========

4.  NOTES PAYABLE

     Notes payable consisted of the following:
                                                          August 31,
                                                     2002            2001
                                                    ------          ------
                                                          (Unaudited)
     Demand notes, and payable to
       related parties, unsecured (A):
         At 12%..........................           $ 323,100     $ 323,100
                                                   ----------    ----------
     Series "A-1" Convertible
        Promissory Notes
         Payable to related parties......          12,080,096    12,080,096
         Payable to others...............           5,978,421     5,978,421
         Interest Payable................          19,073,597    16,906,576
                                                  ===========   ===========
     Total...............................        $ 37,455,214   $34,965,093

5.  INCOME TAXES

     The Company has net tax operating loss carry-forwards available which may be used to offset future taxable income. Potential tax benefits of the loss carry-forwards have not been recognized for accounting purposes since realization of the carry-forwards is not assured. The principal differences between losses recognized for tax and book purposes are research and development expenses, which are capitalized for tax purposes and the method of calculating the Company's equity in loss of Armant. At August 31, 2003, the amounts and expiration dates of the net operating loss carry-forwards were as follows:


                                  (Unaudited)
                                 Expires in Year
                Ending August 31,                Amount
               ------------------              ----------
                      2003                       8,045,300
                      2004                       1,931,000
                      2005                       1,524,000
                      2006                       1,234,000
                      2007                       3,618,000
                      2008                       2,204,000
                      2009                       2,313,000
                      2010                      16,157,300
                      2011                       6,864,124
                      2012                       3,927,868
                      2013                       3,496,071
                      2014                       3,239,375
                      2015                       3,357,799
                      2016                       4,711,597
                      2017                       4,967,770
                     -------                  ------------
                      Total                   $ 67,561,204
                                               ===========

6.  STOCK OPTIONS AND WARRANTS

Stock Option Plans:

     The Company's Board of Directors has, at various dates, awarded options to individuals to purchase the Company's common stock. During fiscal year 2003 no options were exercised. The following information is furnished with respect to options and warrants outstanding.




                               Number of Shares at
                             August 31,      August 31,
                               2003             2002
                             --------         ---------
     Exercise Price
          Options:
             $2.00-2.84      30,000              30,000
             $4.00-5.00       5,000               5,000

            Warrants:    ----------          ----------
            Total            35,000              35,000
                         ==========          ==========


7.  COMMON STOCK ISSUANCES

     On September 29, 1986, the shareholders of the Company approved an increase in the authorized common stock of the Company from 23,976,000 to 36,000,000.

     The table below sets forth common stock issuances from inception of the Company to August 31, 2003, and together with the nature of the consideration received, the range of per share prices, and the average per share price. The number of shares issued and per share prices have been adjusted, where applicable, for stock splits.

                                Number of       Total Dollar   Price Per Share
                                Shares Issued   Consideration  Range   Average
                                -------------   -------------  -----   -------
                                                       (Unaudited)
From September 1, 1992
  to August 31, 2002:
Beginning Balance..............    35,466,193     $38,428,176
Issued for cash................           -               -
Issued to officers, employees,
 directors and consultants for
 services......................           -               -
Issued upon payment of common
 stock subscribed..............           -               -
Total
                                   ----------     -----------
Total at August 31, 2003           35,466,193     $38,428,176
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

     If, as intended, the holders of the Series "A-1" Convertible Promissory Note were to convert today, and all warrants exercised, this would enhance the Stockholder's Equity section by increasing the Common Stock by $44,528,456 thereby increasing the share of Common Stock to 148,528,456 eliminating the same dollar value from the Company's liability. Management believes that of the total outstanding debt, more than 90% will eventually convert their debt into shareholder equity. Of the 10% who will not convert are companies or individuals which can not accept payment of the company's equity, such as lawyers and auditors.

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





TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
Schedule IV - Indebtedness of and to Related Parties - Not Current

COL. A                COL. B           COL. C           COL. D         COL.E
                      -------------------Indebtedness of---------------------
---

Name of               Balance at                                       Balance
Related Party         Beginning       Additions         Deductions     at End

For the fiscal years
ended August 31,

2003
Armant                $       0      $      -       $           0  $       0

2002
Armant                $       0      $      -       $           0  $       0

2001
Armant                $   5,788      $      -       $       5,788A $       0





A -Due to the continued delay in obtaining the necessary funding the company wrote off this amount.


TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)

Schedule IV - Indebtedness of and to Related Parties - Not Current(Continued)

                     Col. F          Col. G              Col.H          Col. I
                   ----------------------Indebtedness to----------------------
Name of             Balance at
Balance
Related Party       Beginning        Additions         Deductions         at
End

For the fiscal years
ended August 31,

2003
Armant                $   -               -                 -               -

2002
Armant                $   -               -                 -               -

2001
Armant                $   -               -                 -               -