Form 10-Q
period 2004-02-29
TOTH ALUMINUM CORP
filed 2004-04-16
CIK 98788

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

                           FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarter Ended: February 29, 2004
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

Common stock, without par value                  35,466,193
         Class                   Outstanding at February 29, 2004

                   TOTH ALUMINUM CORPORATION
                       INDEX TO FORM 10-Q
            For The Quarter Ended February 29, 2004


                                                                       Page
 Part I  Financial Information

    Balance Sheets - February 29, 2004 and August 31, 2003...........

    Statements of Operations - Six Months
    Ended February 29, 2004 and February 28, 2003....................

    Statements of Cash Flows - Six Months
    Ended February 29, 2004 and February 28, 2003....................

    Notes to Financial
    Statements.......................................................

    Management's Discussion and Analysis of the Financial
    Conditions and Results of Operations.............................



Part II Other
    Information......................................................



TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
COMBINED BALANCE SHEETS (UNAUDITED)
                                               February 29,      AUGUST 31,


                                                  2004             2003
ASSETS
CURRENT ASSETS:
Cash.....................................      $    380              570
Total Current Assets.....................           380              570

Property, Plant and Equipment Net........             -                -

OTHER ASSETS
Investments in and Advances to
     Armant Partnership Net..............             -                -
Patents and Patent Rights (net of
     Accumulated amortization:...........        27,124           27,998
Total Other Assets.......................        27,124           27,998

TOTAL....................................      $ 27,504         $ 28,568

See notes to financial statement



                                              February 29,      August 31,
                                                  2004             2003
LIABILITIES

CURRENT LIABILITIES:
Notes payable-related parties...........      $  23,100         $ 23,100
Notes payable-bank......................             -                -
Notes payable-other ....................        300,000          300,000
Accounts payable:
     Trade..............................      1,203,457        1,109,555
     Officers and employees.............      1,135,187        1,062,427
Accrued salaries .......................      3,895,117        3,517,660
Accrued expenses .......................        994,435          935,140
Accrued interest payable................      7,345,951        6,206,906
Total current liabilities...............     14,897,247       13,154,788

Series "A-1" Convertible Promissory Note1
  Related Parties Principal.............     12,080,096       12,080,096
     Accrued interest payable...........     10,976,581       10,251,777
 Non-Related Parties Principal..........      5,978,421        5,978,421
     Accrued interest payable...........      9,180,524        8,821,820
     Total Series "A-1" Notes...........     38,215,622       37,132,114

CONVERTIBLE DEBENTURES PAYABLE
     (net of discounts, commissions,
     and offering costs of $1563........         20,437           20,437

STOCKHOLDERS' EQUITY:
Common stock - no par value.............     38,258,097*      38,258,097*
Common stock subscribed.................         20,000           20,000
Paid in capital.........................        164,774          164,774
Deficit accumulated during the
     development stage..................    (91,548,673)     (88,721,641)
Total stockholders' equity..............    (53,105,802)     (50,278,771)


TOTAL...................................      $  27,504        $  28,568


*See section 11, notes to Financial Statements of the August 31, 2003 10-K.

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS (UNAUDITED)

                         Three Months Ended   Six Months Ended   From Inception
                          February February   February February    to February
                             29,       28,       29,        28,         29,
                            2004      2003      2004       2003        2004
COSTS AND EXPENSES:
  Research and
Development............   $ 1,350   $ 1,130    $ 2,450    $  2,090  $  7,779,310
  Promotional, general
and administrative.....   308,586   287,890    603,414     626,911  $ 20,980,372
  Interest............. 1,376,240 1,043,829  2,472,553   1,711,050  $ 32,252,544
      Total............ 1,686,176 1,332,849  3,078,417   2,340,051  $ 61,275,589


OTHER (INCOME) EXPENSE:


Loss in Investment and
   Advances to ArmantA..                                              17,661,102

Equity in loss
of Armant..............                                               12,864,345
 NET LOSS.............. 1,686,176 1,332,849  3,078,417   2,340,051  $ 91,548,673


Loss Per Common Share..      $.05      $.03      $.09        $.06

A-Due to the prolonged delay in attaining the necessary funding, the company was forced to write down $17,471,835 of its investment in and advances to Armant.



See notes to financial statements.

TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOW

                                    Six Months Ended        From Inception
                                        February 29,        To February 29,
                                    2004          2003            2004
OPERATING ACTIVITIES
NET LOSS...................... $(3,078,417)    $(2,340,051)   ($91,548,673)

ADJUSTMENTS TO RECONCILE
  NET INCOME TO NET CASH
  PROVIDED BY OPERATING
  ACTIVITIES:

 Depreciation and
   amortization...............                                   1,214,879
 Amortization and write
   off of patents.............          874                        442,860
 Amortization of prepaid
   leases.....................          -              -           302,424
 Amortization of financing
   Cost.......................                                      95,000
 Loss on divestiture of
   Subsidiaries...............                                     912,586
 Loss from joint venture......                                  11,130,435
 Other........................                                     111,616
 Proceeds from royalty
   Prepayments................                                     172,760
 Prepayment of Leases.........                                     (16,104)
 Disposition of property,
   Plant, and equipment.......                                      27,745

CHANGES IN OPERATING ASSETS
  AND LIABILITIES:

  Increases in accounts
    receivable.................
  Decrease (Increase) in
    Prepaid expenses...........                                    (27,371)
  Increase in accounts payable
    and accrued expenses.......    604,800        636,385       19,336,434
  Increase (decrease) in notes
    notes payable..............  2,472,553      1,711,050       37,016,218
                                      (190)         7,384    ($ 20,828,834)


TOTH ALUMINUM CORPORATION (A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS
                                     Six Months Ended        From Inception
                                        February 29,         To February 29,
                                     2004           2003           2004
INVESTING ACTIVITIES:
  Purchase of property, plant
    and equipment.............                                ($ 1,159,046)
  Acquisition of patents......                     (7,574)        (451,049)
  Cash investment in and
    Advances to TACMA.........                                  (1,076,595)
  Cash investments in and
    advances to Armant........                                 (20,760,548)
  Write off of Investments in
    and Cash advance to Armant.                                 17,408,589
  Proceeds from sale of net
    Profit interest...........   _________        ________     $    50,000
                                                    (7,574)   ($ 5,988,649)
FINANCING ACTIVITIES:
  Stock issued or subscribed
    For cash..................                                  18,481,076
  Preferred stock issued
    For cash..................                                     266,400
  Proceeds from long term
    Obligations...............                                   1,430,349
  Proceeds from warrants
    Issued for cash...........                                   6,236,507
  Common stock issuance
    cost......................                                    (166,550)
  Issuance of convertible
    Debentures................                                   1,913,973
  Cash received upon
    Conversion of debentures
    To common stock...........                                     112,999
  Payment of long term
    Obligations...............     _______         ______       (1,457,071)
                                        -              -        26,817,673

INCREASE (DECREASE) IN CASH           (190)          (190)            (190)
CASH BEGINNING OF PERIOD               570            430           ______
CASH END OF PERIOD                     380            240              380

See notes to financial statements

TOTH ALUMINUM CORPORATION  (A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS


1. In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of Toth Aluminum Corporation (the Company) as of February 29, 2004, and the results of its operations and changes in financial position for the three months then ended.

    The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in Form
10-K, dated August 31, 2003.


2. The accompanying unaudited financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses from its inception in August 1976 through February 29, 2004, and August 31, 2003, of $91,548,673 and
$88,721,641,  respectively.

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


Armant

    The  Company  is  General Partner in  a  limited  partnership
(Armant) formed in 1982 to construct and operate a metal chlorides plant in Vacherie, Louisiana. The plant, which through August 31, 2003, has cost approximately $23 million to construct, has been built on land (the Armant site) owned by Empresas Lince, S.A., (ELSA), a Central American corporation controlled by a former member of the Company's Board of Directors.


Costs capitalized and deferred by Armant consisted of the following:


                                            February 29,     August 31,
                                                2004            2003
Direct carbo-chlorination plant costs:

  Process equipment....................     $        -      $  540,000
  Other equipment......................              -              -
  Leasehold improvements...............              -              -
                                                     -         540,000

Self-construction and start-up costs:
  Salaries:
     Engineering ......................              -              -
     Plant construction and
     operations........................              -              -
     Indirect labor and overhead.......              -              -
                                                     -              -

Total..................................     $         0    $   540,000



Presented below is summarized financial information of Armant.


                                              February 29,  August 31,
                                                 2004          2003
Assets:
     Plant and equipment...............    $         -     $   540,000
     Other.............................              -              -

        Total..........................     $        -     $   540,000

Liabilities and Equity:
   Notes payable - Toth Aluminum
     Corporation.......................     $ 3,240,000    $ 3,240,000
     Notes payable - Bank..............              -              -
     Payables - Toth Aluminum Corp.....      17,420,000     17,420,000
          Other payables...............         890,000        890,000

     Equity - Toth Aluminum
          Corporation..................     (21,537,000)   (20,997,000)
          - Other......................         (13,000)       (13,000)
                                            (21,550,000)   (20,725,000)

    Total..............................    $          0  $     540,000




                                                  Six Months Ended
                                           February 29,    February 28,
                                                2004           2003

Statement of Plant Expenses
     Direct plant costs................              -              -
     Interest expense..................           6,000         12,000
     General and
           administrative costs........           8,000         16,000
Net loss                                      $  14,000      $  32,000




                                           February 29,    August 31,
                                               2004            2003
Payable to and Equity of Toth Aluminum
     Corporation:
  Notes payable........................    $ 20,013,000   $ 20,013,000
  Payables.............................       4,689,000      4,689,000
  Beginning equity of the Company......      (5,560,000)    (5,560,000)
       Less:  Loss from Armant.........     (10,989,000)   (10,989,000)
       Affiliates interest:
        Capitalized by Armant, but
         not accrued by the Company....      (5,620,000)    (5,620,000)
        Expensed by Armant, but not
         accrued by the Company........      (2,533,000)    (2,533,000)
   Investment in and advances to
         Armant........................       $       0     $        0



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

4.  Notes payable consisted of the following:

                                        February 29,   August  31,
                                            2004          2003

Demand notes payable to related
    parties, unsecured:
    At 12% .........................        23,100        23,100

Notes payable to other parties,
     secured (A):
    At 12% .........................       300,000       300,000
                                           323,100       323,100
Series "A-1" Convertible
  Promissory Notes
     Payable to related parties.....    12,080,096    12,080,096
     Payable to others..............     5,978,421     5,978,421
     Interest payable...............    20,157,107    19,073,597
                                        38,215,624    37,455,214

Total...............................  $ 38,538,724  $ 37,778,314


5. The financial statements are summarized and reference is made to the "NOTES TO FINANCIAL STATEMENTS" included in the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2003, as filed with the Securities and Exchange Commission.

Management's  Discussion and Analysis of Financial Condition  and
Results of Operations.

Liquidity and Capital Resources

    During the six months ended February 29, 2004, total assets decreased to $27,504 from $28,562 at August 31, 2003, and current
assets  decreased from  $570 to  $380.   The primary asset of the
Company  is its  proprietary technology,  commonly referred to as
the  TAC-ACS  process,  the  Clay-to-Aluminum  Process.   TAC has
developed its proprietary clay chlorination and purification technology, the TAC Process, from laboratory, through bench scale, to large scale pilot plant and is now poised to commercialize its breakthrough, low cost continuous manufacturing process. Several prestigious engineering companies have evaluated the technology, and have declared it ready for commercialization.

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


Total  liabilities,  including   the  Series   "A-1"    Convertible
Promissory   Note,   increased   from  $50,307,339  to  $53,133,306
during the same period.




Working Capital Meeting Operating Needs and Commitments

    From inception, the Company has sustained its operations primarily through funds provided by private placements and public offerings of its common stock and short term borrowings from individual sources and creditors have been obtained, with a commitment to continue into the forseeable future. Due to the length of its development stage activities, liquidity has always been a continuing concern. The Company has incurred net losses from its inception in 1966 through February 29, 2004, of approximately $91,548,673. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. Management believes that the plants constructed by Armant and TACMA demonstrate that the production of metal chlorides and aluminum intermediates through the Company's patented processes is possible.

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

    The net loss recognized by Armant during the year ended August 31, 1988, was first allocated to the partners' equity accounts based upon their respective percentage interests in the total partnership equity. To the extent that this loss exceeded the total partners' equity, all additional losses were allocated to the Company's equity interest in the partnership, since the Company is the sole general partner in the limited partnership and is at risk for these losses in the form of advances to The net loss for the six months ended February 29, 2004, was $3,078,417 compared to $2,340,051 for the corresponding period in 2003.


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


TOTH ALUMINUM CORPORATION
(Registrant)

BY:  Charles E. Toth                       Date: April 15, 2004
     Charles E. Toth
     Treasurer

BY:  Charles Toth                          Date: April 15, 2004
     Charles Toth
     Chairman of the Board of Directors
           Chief Executive Officer